Form 10QSB
period 1995-03-31
DIGITAL COMMUNICATIONS TECHNOLOGY CORP
filed 1995-05-12
CIK 743051

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC. 20549


                                  FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

 For the transition period from _______________________ to _____________________

Commission file number: 1-13088

                 DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
       (Exact name of small business issuer as specified in its charter)


          DELAWARE                                         65-0014636
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


             3941 S.W. 47TH AVENUE, FT. LAUDERDALE, FLORIDA  33314
                    (Address of principal executive offices)

                                 (305) 791-6711
                          (Issuer's telephone number)


________________________________________________________________________________
       (Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.
                         Yes [ X ]            No [   ]

         The number of shares outstanding of the common stock of the registrant on May 8, 1995, the latest practicable date, was 5,961,233.

 Transitional Small Business Disclosure Format (check one) Yes [  ]   No [ X ]

           DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION & SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                                       March 31,                 June 30,
                                                                         1995                     1994
                                                                     (Unaudited)                (Audited)
                                                                  -----------------         -----------------
           ASSETS

Current assets:

     Cash and cash equivalents                                    $         611,972         $         625,421
     Marketable securities                                                2,685,880                 2,059,063
     Accounts receivable, less allowance
       for doubtful accounts of $511,386 at March 31,
       1994 and $319,500 at June 30, 1994                                 3,697,155                 2,998,799
     Inventories                                                          4,145,293                 3,215,938
     Loans receivable, related parties                                      654,748                   249,000
     Prepaid expenses and other                                             178,664                    31,354
                                                                  -----------------         -----------------
          Total current assets                                           11,973,712                 9,179,575
                                                                  -----------------         -----------------

Property, plant and equipment, net                                        5,526,128                 5,332,717
Goodwill, net of accumulated amortization                                   540,466                   570,136
Deferred tax asset                                                          351,837                   354,737
Other assets                                                                 31,728                    17,360
                                                                  -----------------         -----------------
               Total assets                                       $      18,423,871         $      15,454,525
                                                                  =================         =================

          LIABILITIES

Current liabilities:
     Revolving lines of credit                                    $       4,064,800         $       2,549,567
     Current portion, long-term debt                                        723,600                   572,317
     Trade accounts payable                                               2,681,067                 1,761,571
     Accrued liabilities                                                     66,602                   431,280
     Federal and state income taxes payable                                 100,961                   169,077
     Other current liabilities                                              300,663
                                                                  -----------------         -----------------
          Total current liabilities                                       7,937,693                 5,483,812
                                                                  -----------------         -----------------

Long-term debt, less current portion                                      2,686,318                 2,594,103
Deferred tax liability                                                      261,102                   261,102

Commitments and contingencies

          STOCKHOLDERS' EQUITY

Common stock, par value $0.0002; 25,000,000
     shares authorized, 5,954,938 and 5,790,557
     shares issued and outstanding at March
     31, 1995 and June 30, 1994, respectively                                 1,191                     1,158
Additional paid-in capital                                               12,018,568                11,764,046
Retained earnings                                                         2,849,570                 2,315,369
Investment in S.O.I. Industries, Inc.                                    (6,987,136)               (6,637,136)
Net unrealized holding loss on investment securities                       (343,435)                 (327,929)
                                                                  -----------------         -----------------
          Total stockholders' equity                                      7,538,758                 7,115,508
                                                                  -----------------         -----------------
               Total liabilities and stockholders' equity         $      18,423,871         $      15,454,525
                                                                  =================         =================


    The accompanying notes are an integral part of the financial statements

           DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION & SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              For the three months ended              For the nine months ended
                                                                      March 31,                               March 31,
                                                                      ---------                               ---------
                                                                1995             1994                  1995               1994
                                                            (Unaudited)      (Unaudited)           (Unaudited)        (Unaudited)
                                                           -------------   ---------------       --------------     ---------------
Net sales                                                  $   5,228,954   $     5,296,649       $   18,835,217     $    15,075,893
                                                           -------------   ---------------       --------------     ---------------
Costs and Expenses:
   Cost of goods sold (exclusive of depreciation
     and amortization, shown separately below)                 4,387,783         4,182,686           15,081,954          11,511,781
   Selling expenses (exclusive of depreciation
     and amortization, shown separately below)                   288,108           227,868              879,937             548,721
   General and administrative expenses (exclusive
     of depreciation and amortization, shown
     separately below)                                           454,977           197,831            1,224,879             606,872
   Depreciation and amortization                                 309,751           273,092              895,922             750,472
                                                           -------------   ---------------       --------------     ---------------
        Total costs and expenses                               5,440,619         4,881,477           18,082,692          13,417,846
                                                           -------------   ---------------       --------------     ---------------
             Operating (loss) profit                            (211,665)          415,172              752,525           1,658,047
                                                           -------------   ---------------       --------------     ---------------
Other income (expense):
   Interest and other income                                       2,888           (51,180)             623,635                   6
   Interest expense                                             (190,713)          (10,219)            (495,538)           (171,977)
                                                           -------------   ---------------       --------------     ---------------
                                                                (187,825)          (61,399)             128,097            (171,971)
                                                           -------------   ---------------       --------------     ---------------

      (Loss) income from continuing operations before
        provision for income taxes                              (399,490)          353,773              880,622           1,486,076
Provision for income taxes                                      (148,441)          133,300              346,420             615,300
                                                           -------------   ---------------       --------------     ---------------
     (Loss) income from continuing operations                   (251,049)          220,473              534,202             870,776
Discontinued operations:
   Loss from operations of Video Plus, Inc., net of
     applicable income taxes of $54,000                                                                                     105,589
   Loss on sale of Video Plus, Inc.                                                                                        (257,582)
                                                                                                                    ---------------
                                                                                                                           (151,993)
                                                                                                                    ---------------

                  Net (loss) income                        $    (251,049)  $       220,473       $      534,202     $       718,783
                                                           =============   ===============       ==============     ===============

Weighted average shares of common
   stock outstanding                                           5,883,352         5,208,785            5,883,352           5,208,782
                                                           =============   ===============       ==============     ===============

(Loss) earnings per share:
   Continuing operations                                   $       (0.04)  $          0.04       $         0.09     $          0.17
   Discontinued operations                                                                                                    (0.03)
                                                           -------------   ---------------       --------------     ---------------
     Net (loss) income                                     $       (0.04)  $          0.04       $         0.09     $          0.14
                                                           =============   ===============       ==============     ===============




    The accompanying notes are an integral part of the financial statements

                 DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    For the nine months ended
                                                                                           March 31,
                                                                                           ---------
                                                                                   1995                      1994
                                                                                (Unaudited)              (Unaudited)
                                                                             ----------------          ---------------
 Cash flows from operating activities:
     Net income                                                              $        534,202          $       718,783
                                                                             ----------------          ---------------
     Adjustments to reconcile net income to net cash
       used in operating activities:
          Depreciation and amortization                                               895,922                  750,472
          Increase in accounts receivable                                            (698,356)              (1,862,443)
          Increase in inventories                                                    (929,355)              (1,131,724)
          Increase in prepaid expenses                                               (147,310)                (156,412)
          Increase in accounts payable                                                919,496                  118,368
          (Decrease) increase in accrued liabilities                                 (364,678)                 132,933
          (Decrease) increase in income taxes payable                                 (68,116)                 209,814
          Increase in other current liabilities                                       300,663
                                                                             ----------------          ---------------
               Net cash provided by (used in) operating activities                    442,468               (1,220,209)
                                                                             ----------------          ---------------
 Cash flows from investing activities:
     Proceeds from sale of Video Plus, Inc.                                                                  2,634,865
     (Increase) decrease in loans receivable, related parties                        (174,613)                   4,257
     Change in marketable securities - available for sale                            (642,323)
     Acquisition of subsidiary, net of cash acquired                                                          (463,217)
     Investment in stock of parent company                                           (350,001)              (4,574,636)
     Decrease in other assets                                                         (11,468)                 (59,980)
     Capital expenditures                                                          (1,059,663)              (1,993,385)
                                                                             ----------------          ---------------
               Net cash used in investing activities                               (2,238,068)              (4,452,096)
                                                                             ----------------          ---------------

 Cash flows from financing activities:
     Net long-term borrowings                                                         243,498                1,103,298
     Net short-term borrowings (repayments)                                         1,515,233                 (111,811)
     Payments to parent company                                                      (231,135)                 (19,240)
     Proceeds from issuance of common stock                                           254,555                4,667,834
                                                                             ----------------          ---------------
               Net cash provided by financing activities                            1,782,151                5,640,081
                                                                             ----------------          ---------------

 Decrease in cash and cash equivalents                                                (13,449)                 (32,224)
 Cash and cash equivalents at beginning of period                                     625,421                  665,478
                                                                             ----------------          ---------------
 Cash and cash equivalents at end of period                                  $        611,972          $       633,254
                                                                             ================          ===============

 Supplemental disclosures of cash flow information:

 Cash paid during the period for:
     Interest (non-capitalized)                                              $        495,538          $       171,977
                                                                             ================          ===============
     Income taxes                                                            $        482,324          $       441,175
                                                                             ================          ===============




Supplemental disclosure of non-cash information:


On January 1, 1994, the Company purchased all of the capital stock of Tapes Unlimited, Inc. for $500,000 cash and 75,000 of the Company's stock, valued at $180,000.





    The accompanying notes are an integral part of the financial statements

           DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               (Unaudited)



 1.       Summary of Significant Accounting Policies:

          The accompanying consolidated financial statements include the accounts of Digital Communications Technology Corporation ("the Company") and its wholly-owned subsidiary Tapes Unlimited, Inc.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these unaudited interim financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual audited financial statements.

          In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to conform with generally accepted accounting principles. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

 2.       Marketable Securities

          Marketable securities consist of listed common stocks with an aggregate cost, based on specific identification, of $2,685,880 as of March 31, 1995. The net unrealized holding loss as of March 31, 1995 was $343,435. All of the Company's securities are classified as available for sale securities.

 3.       Inventories:

          The inventories are valued at the lower of cost (first-in, first-out method) or market and consisted of the following:


                                                           March 31,               June 30,
                                                             1995                    1994
                                                      -----------------      ------------------
                    Raw materials                     $       3,730,764      $        2,693,238
                    Work-in process                             248,718                 485,809
                    Finished goods                              165,811                  36,891
                                                      -----------------      ------------------
                                                      $       4,145,293      $        3,215,938
                                                      =================      ==================

           DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION & SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

                               (Unaudited)



 4.       Property, Plant and Equipment:

          Property, plant and equipment and related accumulated depreciation are summarized as follows:

                                                                    March 31,               June 30,
                                                                      1995                   1994
                                                               -----------------      ------------------
                    Land                                       $          73,000      $           73,000
                    Buildings and improvements                           534,243                 494,556
                    Machinery and equipment                            8,211,033               7,198,355
                                                               -----------------      ------------------
                                                                       8,818,276               7,765,911
                    Less: accumulated depreciation                     3,292,148               2,433,194
                                                               -----------------      ------------------
                                                               $       5,526,128      $        5,332,717
                                                               =================      ==================


 5.       Revolving Lines of Credit:


          Notes payable, bank includes amounts outstanding on a line of credit agreement, at an annual rate of 1/4% over prime, that is collateralized by all tangible and intangible assets of the Company, its parent and its other subsidiaries. The credit agreement provides for up to $5,400,000 and is due on demand, but no later than January 1996. The agreement further provides that the Company must comply with certain covenants. The Company also cross guaranteed a similar $700,000 line of credit for its parent company, S.O.I. Industries, Inc. as well as for Tempo Lighting, Inc., a wholly-owned subsidiary of S.O.I. Industries, Inc.

          In addition, the Company's subsidiary had a separate line of credit agreement providing up to $50,000, bearing interest at the bank's prime rate plus 2%. The outstanding balance on this line of credit agreement was paid by the Company in April 1995.

          Balances outstanding as of March 31, 1995 were $4,015,000 for the Company's line of credit and $49,800 for the Company's subsidiary.



 6.       Long-Term Debt:


          Long-term debt is summarized as follows:

                                                                   March 31,               June 30,
                                                                     1995                    1994
                                                               -----------------      -------------------
          Long-term debt consists of various
          mortgages and notes payable with
          interest rates ranging from 1/4 percent
          over prime to 10 1/3 percent.  Monthly
          payments range from $954 to $29,000
          and expiration dates range from
          1996 through 2007.                                   $       3,409,918      $        3,166,420

          Less: current portion                                          723,600                 572,317
                                                               -----------------      ------------------
                                                               $       2,686,318      $        2,594,103
                                                               =================      ==================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Digital Communications Technology Corporation ("the Company") experienced a decline in operating profit from approximately $1,658,000 to $753,000 for the nine months ended March 31, 1994 and 1995, respectively and experienced an operating loss of approximately $212,000 for the three months ended March 31, 1995. Increased operating costs, primarily in general and administrative expenses, combined with increased cost of goods sold caused the lower operating results. This along with increased interest expense contributed to the net loss for the quarter ended March 31, 1995 and the lower net income for the nine month period ended March 31, 1995.

LIQUIDITY

         The Company generated approximately $442,000 in cash from operating activities for the nine month period ended March 31, 1995 as compared to a net use of approximately $1,220,000 for the nine month period ended March 31, 1994. The improvement in the Company's operating cash position is due to a smaller increase in accounts receivable and an increase in accounts payable and accruals, offset somewhat by an increase in inventory.

         Accounts receivable increased approximately $698,000 as compared to approximately $1,862,000 for the nine month periods ended March 31, 1995 and 1994, respectively. Although still contributing to the overall net negative operating cash flow position, the amount of the increase in accounts receivable was improved in the current nine month period ended March 31, 1995. This is demonstrated in the accounts receivable conversion period (measuring how quickly, on average, the Company collects its accounts receivable) which improved from approximately 57 days at June 30, 1994 to approximately 54 days at March 31, 1995. Although the Company continues to receive competitive pressures from its customers to grant longer payment terms, the Company has been able to continue its focus on the credit and collections process, resulting in the improved average collection period. However, in light of the change in customer base (discussed more fully in the "Results of Operations" section) and in response to increased year to date sales, the Company increased its allowance for doubtful accounts from approximately $320,000 to $511,000 as of June 30, 1994 and March 31, 1995, respectively.

         For the nine month period ended March 31, 1995, the inventory turnover (annualized) was approximately 4.9 times, which equaled the inventory turnover for the year ended June 30, 1994. This is a decline from the annualized turnover calculated in the prior quarter due to the normal leveling of sales in the third quarter. Historically, sales are higher during the holiday season (second quarter) which results in a higher inventory turnover. When sales slow after the second quarter peak, inventory turnover returns to the lower levels. Although inventory increased approximately $929,000 for the nine months ended March 31, 1995, the inventory turnover was consistent with the year-end turnover rate.

         The increase in accounts payable of approximately $919,000 favorably affected cash flow from operating activities. Management closely monitors accounts payable to ensure that all early payment discounts are utilized, but also preserves cash by ensuring that accounts are not paid before they are due.

         Total inventory at March 31, 1995 was approximately $4,145,000, up from approximately $3,216,000 at June 30, 1994. This increase was due primarily to an increase in the raw materials component of inventory, which increased 39% from approximately $2,693,000 to $3,731,000 as of June 30, 1994 and March 31, 1995, respectively. Due to announced price increases by several of the Company's major vendors, the Company purchased a substantially larger amount of raw materials during the quarter in order to acquire the materials at lower prices. The higher levels of raw materials in inventory are therefore expected to be temporary, extending into the next two quarters. Despite the increases in inventory balances, inventory turnover remained consistent with the year end turnover rate. On an annualized basis, inventory turnover at March 31, 1995 was approximately 4.8 time as compared with 4.9 times at June 30, 1994.

         Approximately $2,238,000 was used in investing activities for the nine months ended March 31, 1995 as compared with approximately $1,220,000 used in investing activities for the nine months ended March 31, 1994. The largest portion of cash used in investing activities for the nine months ended March 31, 1995, other than capital expenditures which is discussed in the "Capital Resources" section, was an increase in investments in the Company's marketable securities portfolio and an additional investment of approximately $350,000 in the stock of the Company's parent company, S.O.I. Industries, Inc. Additionally, cash was advanced to the parent and an affiliate of the Company for operating needs.

         The Company utilized its line of credit to provide approximately $1,515,000 for working capital needs during the nine months ended March 31, 1995. In addition, approximately $255,000 in cash was generated from issuances of common stock in connection with bonuses and other employee compensation. Management intends to selectively utilize its line of credit to fund capital expenditures and inventory purchases when needed, and expects to reduce the amount outstanding on the line of credit as collections on sales are received.

         During the nine months ended March 31, 1995, the Company's cash needs were met primarily through operations, with additional short term borrowing on the Company's credit line. Long-term liquidity needs are anticipated to be met through sales growth and separate financing arrangements. Management anticipates that it will continue to meet most obligations as they come due, and no vendor/supplier problems are expected.

CAPITAL RESOURCES

         The Company invested approximately $1,060,000 in equipment and leasehold improvements for the nine months ended March 31, 1995. This was lower than amounts invested in the corresponding period of the prior year due to significant equipment purchases for the Company's high-speed duplicating facility in Indianapolis, Indiana in the prior fiscal year. The necessary equipment to initially position the Company to expand sales to the retail sell through market (see "Results of Operations" below) has now been acquired. However, the Company plans to continue to expand current operating facilities at the Indianapolis plant to fully meet the high volume demands of the retail sell through market. Expenditures in the current quarter consisted primarily of the following: a satellite uplink unit for the Company's satellite broadcast operations; and machinery and equipment for general overall upgrades and replacements at all of the Company's facilities. These expenditures were financed through operations.

RESULTS OF OPERATIONS

         Net sales for the third quarter ended March 31, 1995 were consistent with net sales for the third quarter ended March 31, 1994. The relatively flat sales are the result of lower demand in the marketplace for the Company's products due to intense sales during the holiday periods. The higher sales, marketwide, during the first and second quarters have resulted in lower than normal demand due to some market saturation. This reduced level of demand is likely to continue into the next two quarters.

         Sales for the nine month period ended March 31, 1995 increased approximately $3,759,000 or 24.9% from net sales for the nine months ended March 31, 1994. During the most recent twelve months of operations, management has focused the majority of its sales efforts towards the "retail sell through market." This market centers on sales of pre-recorded video tapes which are sold at the retail level. The video tapes sold to this market are typically recorded on a narrower band width (i.e. extended play mode) in order to record more programming on less video tape at a lesser cost. The Company's customer base has become increasingly dominated by the companies which distribute these pre-recorded videos to the retail sell through market, and management has positioned the Company to capitalize on this portion of the video industry.
The increase in sales over the prior nine month period is also due to the acquisition of the Company's subsidiary, Tapes Unlimited, Inc. on January 1, 1994. The effect on net sales of Tapes Unlimited, Inc. is approximately $2,358,000 and $675,000 for the nine month periods ended March 31, 1995 and 1994, respectively.

         Another reason for the increase in sales for the nine months ended March 31, 1995 is also related to the change in customer base. Since sales efforts have focused on the distributors who supply the retail markets, sales levels increased as orders for the holiday season were filled. Management expected sales levels to peak in the second quarter due to the sales to these retail oriented markets and consequently anticipated a decline in sales from second quarter levels which are expected to extend into the next quarter. Management plans to increase market penetration in the Canadian and other foreign markets where the seasonal base is different from that of the domestic
market.   Additionally, management intends to focus its marketing efforts toward the amusement related industry (i.e. providing video tape duplication services for video game manufacturers) as well as to the mass marketing advertising industry to help mitigate the seasonality of the retail sell through markets.

         Operating profit (loss) declined along with net sales from approximately $415,000 to ($212,000) for the three months ended March 31, 1994 and 1995, respectively and from approximately $1,658,000 to $753,000 for the nine months ended March 31, 1994 and 1995, respectively. The decline in operating profit is due to increases in all operating cost categories, but primarily in general and administrative expenses.

         As compared to net sales, general and administrative expenses increased from 4% to 9% for the quarters ended March 31, 1994 and 1995, respectively and increased from 4% to 7% for the nine months ended March 31, 1994 and 1995, respectively. These increases were due to a larger provision for doubtful accounts, increased public relations expenses and increased management fees paid to the Company's majority shareholder, S.O.I. Industries, Inc. as compared to the corresponding prior periods. In addition, increased legal and professional expenses were incurred in connection with a lawsuit between the Company's subsidiary and two former employees regarding their employment agreements.

         Cost of goods sold as a percentage of sales increased to 84% for the third quarter ended March 31, 1995 as compared to 79% for the third quarter ended March 31, 1994. A similar increase occurred for the nine month periods ended March 31, 1995 and 1994 at 80% and 76%, respectively. The increased cost of goods sold is directly attributable to increased material costs, specifically the cost of the plastic video tape shells, which have been increasing in cost faster than the Company's ability to pass the increases to its customers. Management will continue its efforts to pass on the material cost increase to the Company's customers and will continue its focus on cost containment, especially in labor costs, to ensure more efficiency is obtained and thereby reducing current cost levels even though sales volume increases. Management is also exploring alternative sources for its raw materials to reduce material costs. In addition to the above, the gross profit margins achieved at the Company's subsidiary are lower than the Company's and the addition of this subsidiary has contributed to the higher cost of goods sold. This subsidiary provided approximately 12.5% of the consolidated sales of the Company for the nine months ended March 31, 1995, however it provided 15.6% of the cost of goods sold during the same period.

         Selling expenses increased approximately $60,000 for the three months ended March 31, 1995 and increased approximately $331,000 for the nine months ended March 31, 1995 as compared to the corresponding periods in the prior year. When compared as a percentage of sales, these expenses also increased from 4% to 6% for the three months ended March 31, 1994 and 1995, respectively and 4% to 5% for the nine month periods ended March 31, 1994 and 1995, respectively. Again, due to the change in customer mix, the Company's sales commissions have increased with the higher volume sales. Additionally, increased advertising and promotion costs have also increased selling expenses.

         The Company realized income from securities transactions of approximately $485,000 for the nine months ended March 31, 1995. The gains were from investment transactions associated with the Company's marketable securities portfolio. The Company invests funds in quality equity securities through high quality brokers and, by policy, limits the amount of exposure in any one equity investment. Such investments are continually monitored to reduce the risk of any adverse stock market volatility. Cash not invested in securities is placed on account with high quality brokerage firms, which is swept daily into a federally insured money market account, or placed on account with a federally insured national bank.

         Interest expense increased from approximately $10,000 to $191,000 for the three month periods ended March 31, 1994 and 1995, respectively. For the nine month periods ended March 31, 1994 and 1995, interest expense increased from approximately $172,000 to $496,000, respectively. These increases were due primarily to increased borrowings on the Company's line of credit and increased long-term borrowing over the levels of the prior year. In addition, increased interest expense was due to an increase in the bank's prime interest rate which directly affects the Company's borrowing rates. This additional debt, as compared with the corresponding periods of the prior year, was incurred in connection with expansion of operations, primarily at the Company's high-speed duplicating facility in Indianapolis, Indiana.

         In the quarter ended December 31, 1993, after evaluating the historical contribution of the Company's Video Plus, Inc. subsidiary and considering the expected future contribution of this subsidiary, management decided to sell Video Plus, Inc. The operations of Video Plus, Inc. have been removed from the operating section of the consolidated statement of income for the nine months ended March 31, 1994, and the income from operations of Video Plus, Inc. have been segregated under discontinued operations. The net effect of the operation of Video Plus, Inc. for the nine months ended March 31, 1994 was a reduction to net income of approximately $152,000.

OTHER ITEMS

         The costs of the Company's products are subject to inflationary pressures and commodity price fluctuations. Inflationary pressures have been relatively modest over the past five years and the Company has generally been able to mitigate the effects of inflation and commodity price fluctuations through sales price increases and cost savings in other areas.

         The Company's sales levels generally follow the retail sell through markets, which typically peak in the fall and early winter months as retail demand and holiday orders are met. The Company has mitigated this seasonality by increasing sales efforts to lower volume, but higher margin customers such as corporate training video duplication and the video rental market. Even by utilizing these techniques, sales levels are still lower in the summer months.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION


By:    /s/ Sanford M. Whitman                             Date:  May 10, 1995
       Sanford M. Whitman, Vice President
       and Chief Financial Officer

                                EXHIBIT INDEX




Exhibit 27 -- Financial Data Schedule