Form 10KSB
period 1995-06-30
DIGITAL COMMUNICATIONS TECHNOLOGY CORP
filed 1995-10-13
CIK 743051

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC. 20549

                                  FORM 10-KSB
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] FOR THE FISCAL YEAR ENDED JUNE 30, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
         For the transition period from __________ to __________

         Commission file number: 1-13088

                 DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
                 (Name of small business issuer in its charter)


           DELAWARE                                     65-0014636
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

              16910 DALLAS PARKWAY, SUITE 100, DALLAS, TEXAS 75248 (Address of principal executive offices; telephone number)

                                 (214) 248-1922
                          (Issuer's telephone number)

     Securities registered pursuant to Section 12 (b) of the Exchange Act:

Title of each class:                       Name of exchange on which registered:
 COMMON STOCK                              AMERICAN STOCK EXCHANGE

   Securities registered pursuant to Section 12 (g) of the Exchange Act: None

         Check whether issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes [ X ] No [   ]

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.   [   ]

         The aggregate market value of the Common Stock held by non-affiliates
of the registrant as of September 29, 1995 was at least $4,625,409.   Revenues
for the year ended June 30, 1995 were $20,894,025.

         As of September 29, 1995, the registrant had issued and outstanding 5,961,233 shares of Common Stock, par value $.0002 per share.

                               TABLE OF CONTENTS

Item
Number                                                                      Page
------                                                                      ----
PART I

    1.  Description of Business                                               1

    2.  Description of Property                                               2

    3.  Legal Proceedings                                                     2

    4.  Submission of Matters to a Vote of Security Holders                   2

PART II

    5.  Market for the Company's Common Stock and Related Stockholder Matter  3

    6.  Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             4

    7.  Index to Financial Statements                                         8

    8.  Changes In and Disagreements with Accountants on Accounting
         and Financial Disclosure                                             9

PART III

    9.  Directors, Executive Officers, Promoters and Control Persons;
        Compliance with Section 16(a) of the Exchange Act                     9

    10. Executive Compensation                                               11

    11. Security Ownership of Certain Beneficial Owners and Management       14

    12. Certain Relationships and Related Transactions                       14

    13. Exhibits and Reports on Form 8-K                                     15

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS

GENERAL

    Digital Communications Technology Corporation (the "Company") is a Delaware corporation doing business as MagneTech Corporation. Approximately 47% of the Company's issued and outstanding Common Stock is owned by S.O.I. Industries, Inc. ("SOI"), a publicly traded Delaware corporation whose common stock is traded on the American Stock Exchange (the "AMEX").

    The Company was incorporated in the State of Delaware on November 12, 1987. The address of the Company's principal executive office is 16910 Dallas Parkway, Suite 100, Dallas, Texas 75248 and its telephone number is (214) 248-1922.

PRODUCTS

    The Company is an integrated video and audio communications company which offers video and audio tape duplication and satellite communications services. The Company duplicates a variety of video and audio cassettes, including full-
length movies, training, music, sales, sports and educational programs.   The
Company offers its reproduction services to industrial companies, advertising agencies, direct selling organizations and educational and religious groups and its customers include Blockbuster Entertainment, Bristol-Myers Squib, Atlantic Recording Corportion, Madacy Music Group and Warner Music Group. The Company's satellite communications system is capable of transmitting live or pre-recorded programming from remote locations to satellites. DCT's satellite communications customers include local, network and cable television operators such as ESPN, ABC/Capital Cities, WFAA News - Dallas, ABC News, HBO and Beligishe Radio.

CUSTOMERS

    During the year ended June 30, 1994, one customer, Polygram, accounted for approximately 21% of the Company's sales. During the year ended June 30, 1995, two of the Company's largest customers, Madacy Music Group and Atlantic Recording Corporation, accounted for 16.3% and 12% respectively, of its sales.

RAW MATERIALS AND MANUFACTURING

     The Company purchases blank audio and video cassettes for its reproduction business from several distributors at market prices in the United States and the Pacific Rim. The cassettes are readily available on the open market. The majority of the Company's video duplication equipment is manufactured by several major manufacturers in Japan and purchased from domestic distributors.

    The equipment utilized in the Company's satellite broadcasting business includes two KU band broadcasting trucks, cameras, generators, telephonic equipment and dual transmitters. The Company purchases its materials and equipment from several major manufacturers and believes that the loss of any of its suppliers or manufacturers would not have a material adverse effect on the Company's business, financial condition and results of operations.

PROPERTIES

    The Company duplicates video and audio tapes at two facilities, one located in Ft. Lauderdale, Florida and one located in Indianapolis, Indiana. The Ft. Lauderdale facility, which is made up of two adjacent buildings and covers a total of approximately 24,000 square feet, is a real-time duplication facility with the capacity to duplicate an average of approximately 9,000 videos per day. The Indianapolis facility, which covers approximately 66,000 square feet, is a fully automated, state of the art high-speed duplication facility with the capacity to duplicate 80,000 videos per day.

COMPETITION

    The Company's industry is highly competitive. There are other commercial video duplicating and satellite broadcasting companies which compete with the Company and have greater financial resources and sales volume than the Company. The Company depends upon its ability to provide quality services at competitive prices to its customers in order to be competitive.

EMPLOYEES

    As of June 30, 1995, the Company had a total of approximately 207 employees, all of whom are full-time employees. None of the employees are represented by a labor union. The Company believes that it has good relations with its employees.

ITEM 2.    DESCRIPTION OF PROPERTY

    Set forth below is certain information with respect to the Company's principal properties. The Company believes that all of these properties are adequately insured, in good condition and suitable for the uses described below.

                                                 Approximate Size      Owned/            Lease Expiration
LOCATION               Primary Use                 (Square Feet)       Leased             Date
--------               -----------                 -------------       ------             ----
Ft.Lauderdale,         Duplication                    12,000           Leased            August 1996
Florida                Office

Ft.Lauderdale,         Warehouse                      12,000           Owned (1)
Florida

Indianapolis,          Duplication                    66,000           Leased            June 1999
Indiana

    (1) The Company purchased this facility on March 31, 1992 for a purchase price of $398,000.

ITEM 3.    LEGAL PROCEEDINGS

    The Company may from time to time be party to various legal actions arising in the ordinary course of its business. The Company does not believe that it is currently involved in any pending actions that will have a material adverse effect on its business, financial condition and results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

                                    PART II

ITEM 5.    MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER
           MATTERS

    The Common Stock of the Company was quoted on the Nasdaq Stock Market until May 23, 1994 under the symbol "TAPE." The following table sets forth the range of representative high and low closing bid prices for the Common Stock for the periods indicated. Quotations represent inter-dealer prices, do not include retail markups, markdowns or commissions and may not represent actual transactions.

                                   HIGH                 LOW
                                   ----                 ---
        FISCAL 1994
         First Quarter            $5.56               $3.37
         Second Quarter            9.25                5.25
         Third Quarter             8.75                4.62
         Fourth Quarter (until     6.00                4.00
          May 23, 1994)

    The Common Stock of the Company has been listed on the AMEX since May 23, 1994 under the symbol "DCT." The following table sets forth the high and low sales prices of the Common Stock on the AMEX for the periods indicated.

                                  HIGH                LOW
                                  ----                ---
        FISCAL 1994
          Fourth Quarter          $4.50               $3.12
           (from May 23, 1994)

         FISCAL 1995
           First Quarter          $3.94               $2.19
           Second Quarter          3.94                2.19
           Third Quarter           2.75                1.75
           Fourth Quarter          2.25                1.25

    On September 29, 1995, the closing price of the Common Stock was $1.50 per share. On September 29, 1995, there were 580 stockholders of record of the Common Stock.

    The Company currently intends to retain all earnings, if any, to finance the development and expansion of its operations. The Company does not anticipate paying cash dividends on its shares of Common Stock in the foreseeable future. The Company's future dividend policy will be determined by its Board of Directors on the basis of various factors, including but not limited to the Company's results of operations, financial condition, business opportunities and capital requirements. The payment of dividends will also be subject to the requirements of Delaware law, as well as restrictive financial covenants in the Company's existing and future credit agreements.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Digital Communications Technology Corporation ("the Company") experienced a decline in operating income from approximately $1,484,000 to $811,000 for the years ended June 30, 1994 and 1995, respectively. Increased operating costs, primarily in general and administrative expenses, combined with increased cost of goods sold caused the lower operating results. These increased operating costs, along with increased interest expense and costs associated with the effects of closing of the Company's Tapes Unlimited, Inc. ("TU") subsidiary contributed to the net loss for the year ended June 30, 1995.

    During June 1995, the Company's management decided to discontinue the operations of TU. Management believed that the cost of maintaining the TU subsidiary outweighed the benefits provided to the Company. The effect on net
(loss) income of the operations of TU is segregated on the face of the income statement as discontinued operations, and totaled approximately ($765,000) and ($81,000), net of income taxes, for the years ended June 30, 1995 and 1994, respectively.

LIQUIDITY

    The Company used approximately $109,000 in cash from operating activities for the year ended June 30, 1995 as compared to approximately $425,000 in cash provided by operating activities for the year ended June 30, 1994. The change in the Company's operating cash position is primarily due to the net loss of approximately $282,000 incurred during the year ended June 30, 1995 as compared to the net income generated in the year ended June 30, 1994 of approximately $699,000. Other significant items that affected cash from operating activities for the year ended June 30, 1995 were increases in inventory, accounts receivable and prepaid expenses.

    Overall inventory levels increased approximately 26% from June 30, 1994 to June 30, 1995 in order to support the increased sales levels experienced during the year ended June 30, 1995. The largest increases occurred in the work-in-process and raw material components of inventory which increased approximately $400,000 and $315,000, respectively during the year ended June 30, 1995.
Toward the end of the fiscal year, the Company began pre-loading blank tapes in anticipation of peak season demand in the fall. This activity led to the increased inventory levels noted above.

    Despite the increased inventory levels, the higher inventory amounts were consistent with the sales levels experienced during the year ended June 30, 1995. This is evident from the consistent inventory turnover experienced during the years ended June 30, 1994 and 1995, which actually improved slightly during these periods from 4.9 times for the year ended June 30, 1994 to 5.2 times for the year ended June 30, 1995.

    Inventory levels, particularly in the work-in-process and finished goods categories, will fluctuate somewhat depending on the size and number of video tape duplicating orders processed at any given time. Typically the Company does not stock significant quantities of finished products, shipping orders immediately upon completion. Management will continue to focus on ensuring that the least amount of operating cash is invested in inventory by ensuring that shipments are made immediately upon project completion and by minimizing the amount of raw materials purchased.

    Accounts receivable increased approximately $891,000 for the year ended June 30, 1995 as compared to approximately $1,880,000 for the year ended June 30, 1994. Although still contributing to the overall net negative operating cash flow position, the size of the increase in accounts receivable was improved in the current year ended June 30, 1995 despite the increase in sales for the same period.

    The Company's accounts receivable collection period (measuring how quickly, on average, the Company collects its accounts receivable) increased from approximately 67 days at June 30, 1994 to approximately 74 days at June 30, 1995. The Company continues to receive competitive pressures from its customers to grant longer payment terms due to the changing customer base (discussed more fully in the "Results of Operations" section). Therefore, in response to specific accounts that had deteriorated and overall increased sales, the Company increased its allowance for doubtful accounts from approximately $320,000 to $1,065,000 as of June 30, 1994 and 1995,
respectively.

    Prepaid expenses and other current assets increased approximately $314,000 for the year ended June 30, 1995 as compared to an increase of approximately $229,000 for the year ended June 30, 1994. The increase is primarily related to income tax receivables based on anticipated refunds due to the Company's net losses in the current year.

    Included in the net loss for the year ended June 30, 1995 were several non-cash losses which partially offset some of the uses of cash from operating activities noted above. Approximately $531,000 was related to the write-off of goodwill recorded from the acquisition of the Company's TU subsidiary which was discontinued in June 1995. In addition, a net loss of approximately $106,000 was realized on the sale of equipment that was no longer needed.

    Approximately $2,005,000 was used in investing activities for the year ended June 30, 1995 as compared to approximately $2,588,000 for the year ended June 30, 1994. A large portion of cash used in investing activities for the year ended June 30, 1995, other than capital expenditures which is discussed in the "Capital Resources" section, was an increase in investments in the Company's marketable securities portfolio and an additional investment of approximately $350,000 in the stock of the Company's majority owner, S.O.I. Industries, Inc. A net use of approximately $99,000 was related to these marketable securities investment activities during the year ended June 30, 1995. Additionally, cash was temporarily advanced to S.O.I. Industries, Inc. and an affiliate of the Company which is expected to be repaid.

    The Company utilized its line of credit to provide approximately $1,504,000 for working capital needs during the year ended June 30, 1995. In addition, approximately $269,000 in cash was generated from issuances of common stock in connection with bonuses and other employee compensation. Management intends to selectively utilize its line of credit to fund capital expenditures and inventory purchases when needed, and expects to reduce the amount outstanding on the line of credit as collections on sales are received.

    As of June 30, 1995, the Company failed to meet a cash flow coverage ratio as required by certain of the Company's loan agreements. Therefore, all amounts due under these agreements have been classified as current liabilities on the balance sheet. There can be no assurance that the Company will be able to comply with this debt covenant in the future, however management will attempt to comply or renegotiate the covenant with the Company's lender.

    During the year ended June 30, 1995, the Company's cash needs were met primarily through operations, with additional short-term borrowing on the Company's credit line. Long-term liquidity needs are anticipated to be met through sales growth and separate financing arrangements. Management anticipates that it will continue to meet most obligations as they come due, and no vendor/supplier problems are expected.

CAPITAL RESOURCES

    The Company invested approximately $1,227,000 in equipment and leasehold improvements for the year ended June 30, 1995. This was lower than amounts invested during the year ended June 30, 1994 due to significant equipment purchases for the Company's high-speed duplicating facility in Indianapolis, Indiana in the prior fiscal year. The necessary equipment to initially position the Company to expand sales to the retail-sell-through market (see "Results of Operations" below) has now been acquired. However, the Company plans to continue to expand current operating facilities at the Indianapolis plant to fully meet the high volume demands of the retail-sell-through market.

    Expenditures in the year ended June 30, 1995 consisted primarily of the following: a satellite uplink unit for the Company's satellite broadcast operations and machinery and equipment for general overall upgrades and replacements at all of the Company's facilities. These expenditures were financed through operations.

RESULTS OF OPERATIONS

    Overall growth in the Company's target markets led to continued sales growth in the current year. Net sales increased approximately 16% from $18,005,000 to $20,894,000 for the years ended June 30, 1994 and 1995, respectively. Significant sales increases, experienced primarily in the Company's first and second fiscal quarters, led to this sales growth as orders were filled to meet the holiday buying season demands. As in the prior fiscal year, management's focus on the "retail-sell-through market" resulted in this sales surge. This market centers on sales of pre-recorded video tapes which are sold at the retail level. The video tapes sold to this market are typically recorded on a narrower band width (i.e. extended play mode) in order to record more programming on less video tape at a lower cost. The Company's customer base has become increasingly dominated by the companies which distribute these pre-recorded videos to the retail-sell-through market, and management has positioned the Company to capitalize on this portion of the video industry.

    Operating profit did not keep pace with the increased sales, declining from approximately $1,484,000 (8.2% of net sales) to $811,000 (3.9% of net sales) for the years ended June 30, 1994 and 1995, respectively. The decline in operating profit is due to increases in cost of goods sold and general and administrative expenses.

    Cost of goods sold as a percentage of sales increased to 77% for the year ended June 30, 1995 as compared to 75% for the year ended June 30, 1994. The increased cost of goods sold is directly attributable to increased material costs, specifically the cost of the plastic video cassette shells, which have been increasing in cost faster than the Company's ability to pass the increases to its customers. Management will continue its efforts to pass on the material cost increases to the Company's customers and will continue its focus on cost containment, especially in labor costs, to ensure more efficiency is obtained and thereby reducing current cost levels even though sales volume increases. Management is also exploring alternative sources for its raw materials to reduce material costs.

    As a percentage of net sales, general and administrative expenses increased from approximately 7% to 9% for the year ended June 30, 1994 and 1995, respectively. This increase was due to a larger provision for doubtful accounts and increased public relations expenses. In addition, increased legal and professional expenses were incurred in connection with a lawsuit filed against two former employees which was settled prior to June 30, 1995.

    Despite the increase in net sales, selling expenses increased only slightly for the year ended June 30, 1995. As a percentage of net sales, selling costs approximated 4.9% and 4.3% for the years ended June 30, 1995 and 1994, respectively. The increase was due to an increase in commissions paid.

    Interest expense increased from approximately $352,000 to $700,000 for the years ended June 30, 1994 and 1995, respectively. This increase was due primarily to increased borrowings on the Company's line of credit and increased long-term borrowing over the levels of the prior year. In addition, increased interest expense was due to an increase in the bank's prime interest rate which directly affects the Company's borrowing rates. This additional debt, as compared with the prior year, was incurred in connection with expansion of operations, primarily at the Company's high-speed duplicating facility in Indianapolis, Indiana and for funds borrowed for maintenance of the Company's investment portfolio.

    The Company realized income from securities transactions of approximately $513,000 for the year ended June 30, 1995 as compared to approximately $259,000 for the year ended June 30, 1994. The gains were from investment transactions associated with the Company's marketable securities portfolio. The Company invests funds in quality equity securities through high quality brokers and, by policy, limits the amount of exposure in any one equity investment. Such investments are continually monitored to reduce the risk of any adverse stock market volatility. Cash not invested in securities is placed on account with high quality brokerage firms, which is swept daily into a federally insured money market account, or placed on account with a federally insured national bank.

    In the quarter ended December 31, 1993, after evaluating the historical contribution of the Company's Video Plus, Inc. subsidiary and considering the expected future contribution of this subsidiary, management decided to sell Video Plus, Inc. The operations of Video Plus, Inc. have been removed from the operating section of the consolidated statement of income for the year ended June 30, 1994, and the income from operations of Video Plus, Inc. have been segregated under discontinued operations. The net effect of the operation of Video Plus, Inc. for the year ended June 30, 1994 was a reduction to net income of approximately $94,000.

OTHER ITEMS

    The costs of the Company's products are subject to inflationary pressures and commodity price fluctuations. Inflationary pressures have been relatively modest over the past five years and the Company has generally been able to mitigate the effects of inflation and commodity price fluctuations through sales price increases and cost savings in other areas.

    The Company's sales levels generally follow the retail-sell-through markets, which typically peak in the fall and early winter months as retail demand and holiday orders are met. The Company has mitigated this seasonality by increasing sales efforts to lower volume, but higher margin customers such as corporate training video duplication and the video rental market. In addition, management plans to increase market penetration in the Canadian and other foreign markets where the seasonal base is different from that of the domestic market. Finally, management intends to focus its marketing efforts toward the amusement related industry (i.e. providing video tape duplication services for video game manufacturers) as well as to the mass marketing advertising industry to help mitigate the seasonality of the retail-sell-through markets. Even by utilizing these techniques, sales levels are still lower in the summer months.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

    Financial Statements (Audited)

    F-1    Reports of Independent Accountants
    F-3    Consolidated Balance Sheets as of June 30, 1995 and 1994
    F-4 Consolidated Statements of Operations for the Years Ended June 30, 1995 and 1994
    F-5 Consolidated Statements of Shareholders' Equity for the Years Ended June 30, 1995 and 1994
    F-6 Consolidated Statements of Cash Flows for the Years Ended June 30, 1995 and 1994
    F-8    Notes to Financial Statements

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Directors of
Digital Communications Technology Corporation
Fort Lauderdale, Florida:

We have audited the accompanying consolidated balance sheet of Digital Communications Technology Corporation and Subsidiaries as of June 30, 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1995 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digital Communications Technology Corporation and Subsidiaries as of June 30, 1995, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

We also audited the adjustment to net unrealized holding losses and the adjustment to reduce the investment in S.O.I. Industries, Inc. to book value described in Note 15 which adjustments were applied to restate the June 30, 1994 financial statements. In our opinion, such adjustments are appropriate and have been properly applied to the June 30, 1994 financial statements.

/s/ COOPERS & LYBRAND L.L.P.

Miami, Florida
August 25, 1995

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Shareholders of Digital Communications Technology Corporation and Subsidiaries


We have audited the consolidated statement of income of Digital Communications Technology Corporation and Subsidiaries as of June 30, 1994, and the related consolidated statements of shareholders' equity, and cash flows for the year ended June 30, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of Digital Communications Technology Corporation and Subsidiaries, changes in their shareholders' equity and their cash flows for the year then ended June 30, 1994, in conformity with generally accepted accounting principles.

As discussed in NOTE 2 to the consolidated financial statements, in 1994 the Company changed its methods of accounting for income taxes and for certain investments in debt and equity securities.

MORRISON, BROWN, ARGIZ & COMPANY
Certified Public Accountants

/s/ Morrison, Brown, Argiz & Company

Miami, Florida
August 8, 1994

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
June 30, 1995

                                     ASSETS                                             1995
Current assets:
   Cash and cash equivalents                                                       $     284,837
   Marketable securities                                                               2,574,626
   Accounts receivable, net of allowance for doubtful accounts of $1,065,300           3,143,689
   Inventories                                                                         4,058,293
   Prepaid expenses and other current assets                                             345,126
                                                                                   -------------

        Total current assets                                                          10,406,571

   Property, plant and equipment, net                                                  5,239,564
   Other assets                                                                           31,158
   Loans receivable, related parties                                                     601,736
                                                                                   -------------
                                                                                   $  16,279,029
                                                                                   =============
                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Revolving line of credit                                                        $   3,840,000
   Current portion of long-term debt                                                   2,735,418
   Accounts payable                                                                    2,165,725
   Accrued liabilities                                                                   418,376
                                                                                   -------------

        Total current liabilities                                                      9,159,519
                                                                                   -------------

Long term debt, less current portion                                                     644,144
                                                                                   -------------

Deferred tax liability                                                                     8,392
                                                                                   -------------

Commitments (Notes 8 and 12)

Shareholders' Equity:
   Common stock, 25,000,000 shares of $.0002 par value per share
       authorized; 5,961,188 shares issued, 5,301,809 shares outstanding                   1,192
   Additional paid-in capital                                                          6,567,062
   Retained earnings                                                                   1,710,867
   Investment in S.O.I. Industries, Inc.                                              (1,198,158)
   Net unrealized holding loss on securities                                            (613,989)
                                                                                   -------------

        Total shareholders' equity                                                     6,466,974
                                                                                   -------------

                                                                                   $  16,279,029
                                                                                   =============


The accompanying notes are an integral part of these financial statements

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended June 30, 1995 and 1994

                                                                                      1995             1994
Net sales                                                                         $20,894,025       $18,004,917
                                                                                  -----------       -----------
Costs and expenses:
   Cost of goods sold (exclusive of depreciation)                                  16,094,788        13,490,134
   Selling expenses                                                                 1,040,280           776,955
   General and administrative expenses                                              1,793,171         1,275,855
   Depreciation and amortization                                                    1,154,880           977,524
                                                                                  -----------       -----------

        Total costs and expenses                                                   20,083,119        16,520,468
                                                                                  -----------       -----------


        Operating income                                                              810,906         1,484,449

Interest expense                                                                     (700,251)         (352,403)
Realized gain on sales of marketable securities                                       512,971           259,110
Other income                                                                          142,208            36,564
                                                                                  -----------       -----------

        Income from continuing operations before income taxes and
            change in accounting principle                                            765,834         1,427,720
Provision for income taxes                                                            283,167           525,372
                                                                                  -----------       -----------

Income from continuing operations before change in accounting
    principle                                                                         482,667           902,348
Discontinued operations (Note 14):
   Loss from discontinued operations, net of related income taxes                    (321,140)          (14,435)
   Loss on disposal of discontinued operations, net of related income taxes          (443,400)         (162,164)
                                                                                  -----------       -----------
(Loss) income before cumulative effect of change in accounting
    principle                                                                        (281,873)          725,749
Cumulative effect on prior  years of change in method of accounting for
    income taxes                                                                            0            26,285
                                                                                  -----------       -----------

        Net (loss) income                                                         $  (281,873)      $   699,464
                                                                                  ===========       ===========


Weighted average shares of common stock  outstanding                                5,264,773         4,890,820
                                                                                  ===========       ===========

Net (loss) income  per common share:
   Income from continuing operations                                              $      0.09    $         0.18
   (Loss) income from discontinued operations                                           (0.06)             0.00
   Loss on disposal of discontinued operations                                          (0.08)            (0.03)
                                                                                  -----------       -----------
   (Loss) income before cumulative effect of accounting change                          (0.05)             0.15
   Cumulative effect of change in method of accounting for income taxes                     0             (0.01)
                                                                                  -----------       -----------

        Net (loss) income per common share                                        $     (0.05)      $      0.14
                                                                                  ===========       ===========



The accompanying notes are an integral part of these financial statements

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY for the years ended June 30, 1995 and 1994


                                  Common Stock                                                                  Net
                              ---------------------     Additional                        Investment         Unrealized
                                                         Paid-In          Retained         in S.O.I.         Holding Loss
                              Shares         Amount      Capital          Earnings      Industries, Inc.    on Securities
                              ------         ------      -------          --------      ----------------    -------------
Balance, June 30, 1993      5,042,927      $   1,010   $ 6,916,360      $ 1,615,905      $   (2,062,500)      $      0

Exchange of shares with
   S.O.I. Industries, Inc.    580,538            116     4,574,520                0          (4,574,636)             0

Shares issued                 167,092             32       273,166                0                   0              0

Net depreciation of
  securities                        0              0             0                0                   0       (327,929)

Net income                          0              0             0          699,464                   0              0
                            ---------      ---------   -----------      -----------      --------------     ----------

Balance, June 30, 1994, as
  previously reported       5,790,557          1,158    11,764,046        2,315,369          (6,637,136)      (327,929)

Adjustment (Note 15)                0              0             0                0                   0       (189,309)

Adjustment to reduce
  investment in S.O.I.
  Industries, Inc. to book
  value (Note 15)                   0              0    (5,466,349)               0           5,466,349              0
                            ---------      ---------   -----------      -----------      --------------     ----------

Balance, June 30, 1994.
  as restated               5,790,557          1,158     6,297,697        2,315,369          (1,170,787)      (517,238)

Purchase of S.O.I.
  Industries, Inc
  Inc. shares                       0              0             0                0             (27,371)             0

Excess over book value of
  amounts paid for shares of
  S.O.I. Industries, Inc.           0              0             0         (322,629)                  0              0

Exercise of options           142,705             28       179,377                0                   0              0

Shares issued                  27,926              6        89,988                0                   0              0

Net depreciation of
  securities                        0              0             0                0                   0        (96,751)

Net loss                            0              0             0         (281,873)                  0              0
                            ---------      ---------   -----------      -----------      --------------     ----------

Balance, June 30, 1995      5,961,188      $   1,192    $6,567,062      $ 1,710,867      $  (1,198,158)     $ (613,989)
                            =========      =========    ==========      ===========      =============      ==========



The accompanying notes are an integral part of these financial statements

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended June 30, 1995 and 1994

                                                                                      1995              1994
                                                                                      ----              ----
Cash flows from operating activities:
   Net (loss) income                                                              $   (281,873)     $    699,464
                                                                                  ------------      ------------
   Adjustments to reconcile net income to net cash
       (used for) provided by operating activities:
     Depreciation and amortization (including $74,068 in 1995 and
           $35,162 in 1994 from discontinued operations                              1,228,948         1,012,686
     Gain on sale of marketable securities                                            (512,971)         (259,110)
     Cumulative effect of change in accounting principle                                     0            26,285
     Loss on sale of property, plant and equipment                                     106,272                 0
     Provision for bad debts                                                           745,776           372,645
     Reserve for inventory obsolescence                                                      0           127,283
     Loss on disposal of subsidiary                                                    530,637           162,164
     Deferred tax benefit                                                              (87,282)                0
     Increase in accounts receivable                                                  (890,666)       (1,879,511)
     Increase in inventories                                                          (842,355)         (557,952)
     Increase in prepaid expenses and other assets                                    (313,772)         (229,172)
     Increase in other assets                                                          (13,798)                0
     Increase in accounts payable                                                      404,154           724,836
     (Decrease) increase in accrued liabilities                                        (12,904)          157,233
     (Decrease) increase in income taxes payable                                      (169,077)           68,152
                                                                                  ------------      ------------

        Net cash (used for) provided by
            operating activities                                                      (108,911)          425,003
                                                                                  ------------      ------------

Cash flows from investing activities:
   Net assets of discontinued subsidiary                                                     0         2,809,995
   Change in marketable securities                                                     (99,343)       (2,317,191)
   Acquisition of property, plant and equipment                                     (1,226,568)       (2,317,131)
   Proceeds from sales of property, plant and equipment                                 24,000                 0
   Net advances to affiliates                                                         (352,736)         (606,900)
   Purchase of Parent Company shares                                                  (350,000)                0
   Acquisition of subsidiary                                                                 0          (500,000)
   Proceeds from sale of subsidiary                                                          0           342,917
                                                                                  ------------      ------------
        Net cash used for investing activities                                      (2,004,647)       (2,588,310)
                                                                                  ------------      ------------





The accompanying notes are an integral part of these financial statements

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED for the years ended June 30, 1995 and 1994


                                                                                       1995              1994

Cash flows from financing activities:
   Borrowings from bank                                                           $    838,932       $    3,225,023
   Payments to bank                                                                   (625,790)            (801,303)
   Proceeds from revolving lines of credit, net                                      1,290,433                    0
   Proceeds from issuance of common stock                                              269,399               53,198
                                                                                  ------------       --------------

        Net cash provided by financing activities                                    1,772,974            2,476,918
                                                                                  ------------       --------------

Net (decrease) increase in cash and cash equivalents                                  (340,584)             313,611

Cash and cash equivalents, beginning of year                                           625,421              311,810
                                                                                  ------------       --------------

Cash and cash equivalents, end of year                                            $    284,837       $      625,421
                                                                                  ============       ==============

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
      Interest                                                                    $    686,559       $      421,798
                                                                                  ============       ==============
      Income taxes                                                                $    380,247       $      521,046
                                                                                  ============       ==============

Supplemental schedule of non-cash investing and
    financing activities:
    Common stock issued for services and acquisition                              $          0       $      220,000
                                                                                  ============       ==============



The accompanying notes are an integral part of these financial statements

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  ORGANIZATION:

    On April 29, 1994, the shareholders of MagneTech Corporation approved a resolution to change the name of the Company to Digital Communications Technology Corporation (the "Company"). The Company was incorporated on November 12, 1987, under the laws of the State of Delaware, as a wholly-owned subsidiary of S.O.I. Industries, Inc. ("S.O.I"). As of June 30, 1995, S.O.I. owned approximately 47% of the Company.

    The Company is in the business of video and audio tape production and duplication. Sales for the years ended June 30, 1995 and 1994 were generated from tape duplicating at the Fort Lauderdale and Indianapolis facilities, as well as satellite broadcasting and video production.

    On July 3, 1992, the Company purchased 1,000 shares (representing 100% ownership) of Video Direct, Inc. for $342,917. The closing of this transaction took place July 13, 1992. On July 13, 1992, Video Direct, Inc. was merged into Video Plus, Inc., a Delaware corporation, and became a wholly-owned subsidiary of the Company. On December 6, 1993, the Company sold its subsidiary, Video Plus, Inc. Such sale was accounted for as a discontinued operation (See Note 14).

    On March 25, 1994, the Company finalized the purchase of Tapes Unlimited, Inc. and Tapes Unlimited USA, Inc. Notwithstanding the closing date, the effective date for the consummation of the transactions was deemed to be January 1, 1994. On June 30, 1994, Tapes Unlimited USA, Inc. was liquidated into its parent, Tapes Unlimited, Inc. Tapes Unlimited, Inc. provides tapes loading services. On June 9, 1995, the operations of Tapes Unlimited, Inc. were discontinued (See Note 14).

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements for the years ended June 30, 1995 and 1994 include the accounts of Digital Communications Technology Corporation, (F/K/A MagneTech Corporation) and its wholly-owned subsidiary, Tapes Unlimited, Inc., whose operations were discontinued on June 9, 1995. All significant intercompany transactions have been eliminated.

    CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

    MARKETABLE SECURITIES

    The Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (FAS
    115) as of June 30, 1994.

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED




2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

    MARKETABLE SECURITIES, CONTINUED

    Under FAS 115, debt securities and equity securities that have readily determinable fair values are to be classified in three categories:

         HELD TO MATURITY - the positive intent and ability to hold to maturity. Amounts are reported at amortized cost, adjusted for amortization of premiums and accretion of discounts.

         TRADING SECURITIES - bought principally for purpose of selling them in the near term. Amounts are reported at fair value, with unrealized gains and losses included in earnings.

         AVAILABLE FOR SALE - not classified in one of the above categories. Amounts are reported at fair value, with unrealized gain and losses excluded from earnings and reported separately as a component of shareholders' equity.

    Marketable securities consist of listed common stocks with an aggregate cost, based on specific identification, of $3,188,614 as of June 30, 1995. The gross unrealized holding losses as of June 30, 1995 were $643,547, and the net unrealized holding gains were $29,558. All of the Company's securities are classified as available for sale securities.

    Gains or losses on dispositions of securities are based on the net difference of the proceeds and the adjusted carrying amounts of the securities sold, using the specific identification method.

    INVENTORIES

    Inventories are valued at the lower of cost (first-in, first-out method) or market value.

    PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from 3 to 32 years. Costs of repairs and maintenance are charged to operating expense as incurred; improvements and betterments are capitalized; when items are retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the accounts and any resulting gains or losses are credited or charged to income.

    INCOME TAXES

    Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS 109). As permitted, the consolidated financial statements prior to the adoption of the new standard were not restated.

    SFAS 109 changes the criteria for the recognition and measurement of deferred tax assets and liabilities, including net operating loss and tax credit carryovers. Deferred taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available tax credit carryovers.

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED




2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:
    NET (LOSS) INCOME PER COMMON SHARE

    The net income (loss) per common share has been calculated using the weighted average shares outstanding during each year. Such weighted average shares have been reduced by the number of treasury shares owned by the Company through its investment in S.O.I. The number of treasury shares owned were approximately 659,400 and 634,700 at June 30, 1995 and 1994, respectively.

    RECLASSIFICATIONS

    Certain amounts reflected in the 1994 consolidated financial statements have been reclassified to conform to the 1995 presentation.

3.  INVENTORY:

    Inventories consists of the following at June 30:

                                           1995                     1994
Raw materials                         $   3,008,167           $     2,693,238
Work-in-process                             885,976                   485,809
Finished goods                              164,150                    36,891
                                      -------------           ---------------
                                      $   4,058,293           $     3,215,938
                                      =============           ===============



4.  PROPERTY, PLANT AND EQUIPMENT:

    Property, plant and equipment consists of the following:


Land                                                       $      73,000
Buildings and improvements                                       332,440
Machinery and equipment                                        7,559,667
Leasehold improvements                                           207,152
Furniture and fixtures                                           118,309
Transportation equipment                                         369,030
Computer equipment                                               181,103
Master tapes                                                       4,000
                                                           -------------

                                                               8,844,701
Less accumulated depreciation                                 (3,605,137)
                                                           -------------

Net property, plant and equipment                              5,239,564
                                                           =============



DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED




4.  PROPERTY, PLANT AND EQUIPMENT, CONTINUED:

    Depreciation expense was $1,189,449 and $1,031,767 for the years ended June 30, 1995 and 1994, respectively.

5.  RELATED PARTY TRANSACTIONS:

    LOANS RECEIVABLE

    These amounts represent advances to an affiliated company ($433,105 at June 30, 1995) and S.O.I. ($168,631 at June 30, 1995). They are due on demand. Advances, except for advances to S.O.I., are interest bearing.

    MANAGEMENT FEES

    The Company paid S.O.I. $340,800 and $102,000 for administrative services for the years ended June 30, 1995 and 1994, respectively.

    EMPLOYEE STOCK OWNERSHIP PLAN

    The Company participates in S.O.I.'s Employee Stock Ownership Plan (ESOP). This Plan provides retirement benefits to substantially all employees. The ESOP is a qualified employee benefits plan exempt from taxation under the Internal Revenue Code of 1986, as amended. There are 800,000 common shares of the S.O.I. in the ESOP.

    NOTE PAYABLE

    The Company is the guarantor of a note payable by S.O.I. in the amount of $547,000.

6.  REVOLVING LINES OF CREDIT:

    The Company has a revolving line of credit agreement for aggregate borrowings of up to $5,400,000. Interest is payable on all outstanding cash advances at the bank's prime lending rate plus 1/4% (9.25% at June 30, 1995). Any unpaid principal and accrued interest is due on demand, but no later than January 1996. The line of credit is collateralized by accounts receivable, inventory, and equipment. The terms of the agreement require, among other provisions, that the Company comply with requirements for maintaining certain cash flow and other financial ratios. The Company failed to meet the cash flow coverage ratio required under this agreement.

    Average short-term borrowings under this revolving credit agreement were $3,428,135, at an average interest rate of 8.9%.

    The Company also guaranteed a $900,000 line of credit for S.O.I. as well as for an affiliate. As of June 30, 1995, $550,000 has been drawn upon the affiliate's line of credit and $3,840,000 on the Company's line of credit.

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED




7.  LONG-TERM DEBT:

    Long-term debt as of June 30, 1995 consists of the following:

     Loan payable to a bank in monthly installments of $3,198
     including interest at 8.75%, maturing April 2007; collateralized
     by real estate.                                                   $   283,585

     Vehicle loans payable to a bank in monthly installments of
     $548 including interest at 8.66%.  These notes mature in
     March 1996, and are collateralized by the corresponding
     company vehicles.                                                       4,761

     Loan payable to a bank in monthly principal installments of
     $7,440 plus interest at prime plus 1% (10.00% at June 30, 1995), maturing June 1997; collateralized by accounts receivable, inventory, and equipment.  The terms of the agreement require, among other provisions, that the Company comply with
     requirements for maintaining certain cash flow and other
     financial ratios.                                                     394,351

     Loans payable to a bank in monthly installments of $18,868 plus interest at prime plus 1/4% (9.25% at June 30,
     1995), maturing through June 2000; collateralized by the
     accounts receivables, inventory and equipment.  The terms of the agreement require, among other provisions, that the Company comply with requirements for maintaining certain cash flow and
     other financial ratios.                                             1,053,416

     Loan payable to a bank in monthly installments of $29,000 plus interest at prime plus 1/4% (9.25% at June 30, 1995), maturing
     December 1998; collateralized by accounts receivables, inventory, and equipment.  The terms of the agreement require, among other provisions, that the Company comply with requirements for
     maintaining certain cash flow and other financial ratios.           1,224,125


     Loan payable to a bank in monthly installments of $6,149
     including interest at 7.63%, maturing January 2003;
     collateralized by machinery and equipment; guaranteed by S.O.I.       419,324
                                                                       -----------

                                                                         3,379,562
     Less current portion                                               (2,735,418)
                                                                       -----------
                                                                       $   644,144
                                                                       ===========

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED




7.  LONG-TERM DEBT, CONTINUED:

    The Company failed to meet the cash flow coverage ratio required under the above agreements at June 30, 1995. Therefore, all amounts due under these agreements have been reclassified to a current liabilities.

    The contractual maturities on long-term debt assuming repayment terms were not accelerated are as follows:

        Years ending June 30,
        ---------------------
             1996                         $     727,228
             1997                               942,565
             1998                               822,269
             1999                               304,649
             2000                               220,322
             Thereafter                         362,529
                                          -------------
                                          $   3,379,562
                                          =============

8.  COMMITMENTS:

    The Company leases its office facilities under operating leases expiring through May 1999. The leases provide for increases based on real estate taxes and operating expenses. The Company also leases facilities and equipment on a month-to-month basis.

    Aggregate future minimum rental payments under the above leases are as follows:

        Year ending June 30,
        --------------------
             1996                         $     393,335
             1997                               306,127
             1998                               297,852
             1999                               273,031
                                          -------------
                                          $   1,270,345
                                          =============

Rent expense under the above leases for the years ended June 30, 1995 and 1994 was $412,568 and $283,636, respectively.

9.  SALES TO MAJOR CUSTOMERS:

    During the year ended June 30, 1995, two customers accounted for approximately 28% of the Company's sales. During the year ended June 30, 1994, two customers accounted for 29% of the Company's sales.

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED




10. STOCK OPTION PLAN:

    On January 22, 1990, the Board of Directors adopted the MagneTech Corporation 1990 Employees' Stock Option Plan. As of June 30, 1995, there were 219,125 shares reserved for future issuance at exercise prices which range from $1.00 to $3.44 per share.

    There was no compensation expense as of June 30, 1995 and compensation expense for June 30, 1994 was $122,400.

                                                                        SHARES             OPTION PRICE


Outstanding June 30, 1993                                                211,875          $1.00 - $1.50
   Granted                                                                40,000              $1.00
   Exercised                                                              (7,500)             $1.50
                                                                     -----------          -------------

Outstanding June 30, 1994                                                244,375          $1.00 - $1.50
   Granted                                                                35,000          $2.25 - $3.44
   Exercised                                                            (141,250)         $1.00 - $1.50
   Canceled                                                               15,000              $1.50
                                                                     -----------          -------------

Outstanding June 30, 1995                                                123,125          $1.00 - $3.44
                                                                     ===========          =============


11. INCOME TAXES:

    Effective July 1, 1993, the Company adopted SFAS No. 109 "Accounting for Income Taxes". The cumulative effect of the change amounted to $26,285 which amount is reflected as a charge to income in the consolidated statement of operations for 1994.

    The provision for income taxes is as follows:

                                                                               1995              1994
Current:
   Federal                                                                $     294,762      $     446,619
   State                                                                         76,724             56,374
                                                                          -------------      -------------
                                                                                371,486            502,993
                                                                          -------------      -------------
Deferred:
   Federal                                                                      (70,077)            20,082
   State                                                                        (18,242)             2,297
                                                                          -------------      -------------
                                                                                (88,319)            22,379
                                                                          -------------      -------------
                                                                          $     283,167      $     525,372
                                                                          =============      =============

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED




11. INCOME TAXES, CONTINUED:

    Reconciliations of the differences between income taxes computed at federal statutory tax rates and consolidated provisions for income taxes are as follows:

                                                        1995             1994
        Tax at federal statutory rate                    34.0  %          34.0  %
        State income tax - net of federal benefit         8.8  %           2.8  %
        Other                                            (4.9) %             0
                                                       ------           -------
                                                         37.9  %          36.8  %
                                                       ======           ======

    The tax effects of temporary differences which comprise the deferred tax assets and liabilities are as follows:

                                                                     1995
     Assets:
        Allowance for doubtful accounts                        $    408,061
        Investments - unrealized holding losses                     263,094
                                                               ------------
                                                                    671,155

     Liabilities:
        Property and equipment - depreciation                      (416,453)
                                                               ------------
             Net asset                                              254,702)
     Less:  Valuation allowance                                    (263,094)
                                                               ------------
     Deferred tax liability                                    $     (8,392)
                                                               ============

12. EMPLOYMENT AGREEMENTS:

    The Company entered into employment agreements on July 1, 1994 with two officers. The agreements are for a term of three years and contain certain bonus provisions. The minimum annual salaries (excluding bonus arrangements) for the years ending June 30, are as follows:

1996                                                  $      160,000
1997                                                         160,000
                                                      --------------

                                                      $      320,000
                                                      ==============

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED




13. CONCENTRATION OF CREDIT RISK:

    Financial instruments which potentially expose the Company to a concentration of credit risk consist principally of cash and trade receivables. The Company places substantially all its cash with major financial institutions, and by policy, limits the amount of credit exposure to any one financial institution. The balances, at times, may exceed federally insured limits. At June 30, 1995, the Company exceeded the insured limit by approximately $67,000. Approximately 40% of the Company's accounts receivable, before allowances, were due from three customers at June 30, 1995.

14. DISCONTINUED OPERATIONS:

    In December 1993, the Company sold its subsidiary, Video Plus, Inc. The results of operations of Video Plus, Inc. have been reported separately as a discontinued operation in the Consolidated Statements of Operations for the year ended June 30, 1994.

    In June 1995, the Company discontinued the operations of Tapes Unlimited, Inc. ("Tapes"). The results of operations of Tapes have been reported separately as a discontinued operation in the Consolidated Statements of Operations. Prior years consolidated financial statements have been reclassified to conform with the current year presentation.

    Summarized results of operations of the discontinued operations of tapes for 1995 and 1994 are as follows:

                                                                               1995               1994

Net sales                                                                 $  2,658,516        $  1,368,863
                                                                          ============         ===========

Operating income (loss)                                                   $     37,926        $   (117,519)
                                                                          ============         ===========

Loss before income taxes                                                  $    561,924        $   (128,429)


Income tax benefit                                                            (240,784)            (47,259)
                                                                          ------------         -----------

Loss from discontinued operation                                          $   (321,140)        $   (81,170)
                                                                          ============         ===========


DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED




14. DISCONTINUED OPERATIONS, CONTINUED:

    In connection with the shutdown of operations of Tapes, the Company recorded a charge of $443,400, net of tax of $87,237, to write-off the goodwill recorded in connection with the acquisition of tapes. The net income for the sale of Video Plus, Inc. for the year ended June 30, 1994 amounted to $66,735, net of tax of $38,854, which when netted against the loss from the discontinued operation of Tapes of $81,170 amounts to $14,475 which amount is shown in the accompanying statements of operations under the caption loss from discontinued operations, net of tax. The entire loss on disposal of discontinued operations of $162,164 net of tax of $94,416 relates to Video Plus, Inc.

    Certain reclassifications were made to the 1994 amounts to reflect the effects of the discontinued operation in the prior year on a basis comparable with 1995.

    The assets and liabilities of Tapes, which have not been reclassified on the consolidated balance sheets, are as follows:

                                                                               1995

Current assets, principally cash, accounts receivable and
    inventories                                                           $    133,790
Plant and equipment                                                              3,839
                                                                          ------------

           Total assets                                                   $    137,629
                                                                          ============

Accounts payable and accrued liabilities, net of amounts
        due to Digital of $40,700                                         $    423,114
                                                                          ------------

          Total liabilities                                               $    423,114
                                                                          ============


15. RESTATEMENT:

    The balance of net unrealized holding losses on securities at June 30, 1994 reflected in the Consolidated Statements of Stockholders' Equity has been restated to reflect a valuation allowance that should have been recorded in 1994 against deferred tax assets which were recorded to reflect the tax benefit of unrealized capital losses on marketable securities.

    In addition, the investment in S.O.I. Industries, Inc. at June 30, 1994 in the Consolidated Statements of Stockholders' Equity has been adjusted to reflect the investment at book value. A corresponding adjustment was made to additional paid-in-capital.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Effective January 1994, the Company engaged the accounting firm of Morrison, Brown, Argiz & Company as its independent auditors. The Company's former accounting firm, Wainberg, Zipper, Strauss & Co., P.A., was dissolved and effectively ceased to exist as of January 1994. The Company has had no disagreements with Wainberg, Zipper, Strauss & Co., P.A. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure or any reportable items.

    The accounting firm of Morrison, Brown, Argiz & Co., the independent auditors for the Company, was dismissed effective as of December 6, 1994. During the fiscal year ended June 30, 1994 and the interim period subsequent to June 30, 1994, there have been no disagreements with Morrison, Brown, Argiz & Co. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure or any reportable events. Morrison, Brown, Argiz & Co.'s report on the financial statements for the fiscal year ended June 30, 1994 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

    The Company engaged the accounting firm of Coopers & Lybrand L.L.P. as independent auditors for the Company, effective as of December 6, 1994. During the fiscal years ended June 30, 1993 and 1994 and the interim period subsequent to June 30, 1994 and prior to December 6, 1994, there were no consultations with Coopers & Lybrand L.L.P. on any matter of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

    NAME                       AGE            POSITION
    ----                       ---            --------
    Jack D. Brown, Jr.         38       President and Director
    Kevin B. Halter            59       Chief Executive Officer and
                                          Chairman of the Board
    Jim N. Weinberg            39       Executive Vice President and Director
    Sanford M. Whitman         61       Vice President, Chief Financial Officer,
                                          Treasurer and Assistant Secretary
    Kevin B. Halter, Jr.       34       Vice President, Secretary and Director
    Gary C. Evans              38       Director
    James Smith                58       Director


    Set forth below is a description of the backgrounds of the executive officers and directors of the Company.

    Jack D. Brown, Jr. has served as President and a Director of the Company since its inception in 1987. From 1981 to 1987, he was employed as Creative Director for Slides and Video Services, Inc., a production and duplication film company.

    Kevin B. Halter has served as Chief Executive Officer and Chairman of the Board of DCT since January 1994 and as President, Chief Executive Officer and Chairman of the Board of SOI since June 28, 1994. Mr. Halter also served as Vice Chairman of the Board of SOI from January 1994 to June 28, 1994. Mr. Halter also serves as Chairman of the Board of Directors of American Quality Manufacturing Corporation, a subsidiary of SOI ("AQM"). In addition, Mr. Halter has served as Chairman of the Board and Chief Executive Officer of Halter Capital Corporation ("HCC"), a privately-held investment and consulting company, since 1987. From 1987 until October 1992, Mr. Halter was a director and officer of Halter Venture Corporation, a publicly-held company based in Dallas, Texas. Mr. Halter is the father of Kevin B. Halter, Jr. and Timothy
P. Halter.

    Jim N. Weinberg has served as Executive Vice President and a Director of the Company since its incorporation in 1987. From 1978 to 1987, he was the owner of Television Production Services, Inc., a video production company specializing in national television commercials and sporting events.

    Sanford M. Whitman has served as Chief Financial Officer of the Company since 1992 and as Vice President, Treasurer and Assistant Secretary since January 1994. Mr. Whitman has also served as Chief Financial Officer of SOI since 1992 and has served as Vice President, Treasurer and Assistant Secretary of SOI since January, 1994. Mr. Whitman has also held these offices in American Quality Manufacturing Corporation since March 1995. Mr. Whitman served as Controller of U.S. Brass Corporation from 1979 to 1988 and as Chief Financial Officer of the Roberts Group from 1990 through 1992. Mr. Whitman was an independent consultant from 1989 through 1990.

    Kevin B. Halter, Jr. has served as Vice President, Secretary and director of the Company since January 1994. Mr. Halter has also served as Secretary, Treasurer and director of SOI and AQM since February 1994. He is also the President of Securities Transfer Corporation, a registered stock transfer company, a position he has held since 1987. Mr. Halter is also Vice President and Secretary of HCC. Mr. Halter also served as a director and officer of Texas American Group, Inc., a publicly-held company based in Dallas, Texas from 1987 to July 1989 and as a director and officer of Ceetac Corporation, a publicly-held company, from the Spring of 1991 until September 1991. Mr. Halter is the son of Kevin B. Halter and the brother of Timothy P. Halter.

    Gary C. Evans currently serves as a director of the Company. Mr. Evans has served as President and Chief Executive Officer of Magnum Petroleum, Inc. since July of 1995. Mr. Evans has served as Chairman of the Board, President and Chief Executive Officer of Hunter Resources, Inc. (formerly Intramerican Corporation) since September 1992, prior to it being acquired by Magnum Petroleum, Inc. Mr. Evans also served as President, Chief Operating Officer and director of Hunter Resources, Inc. from December 1990 to September 1992.
He was President and Chief Executive Officer of Sunbelt Energy, Inc. (the predecessor to Hunter Resources, Inc.) and its subsidiaries from 1985 to December 1990. Mr. Evans is President and Chief Executive Officer of Gruy Petroleum Management Co., Magnum Hunter Production, Inc. and Hunter Gas Gathering, Inc., wholly-owned subsidiaries of Magnum Petroleum, Inc. Mr. Evans was Vice President and Manager of the Southwestern region of the Energy division of Mercantile Bank of Canada for four years prior to forming Sunbelt Energy, Inc.

    James Smith has served as a director of the Company since March 1995. Mr. Smith has served as President of Pension Analysis Bureau, Inc., a consulting firm specializing in the administration of company retirement and profit sharing plans, since 1993. Mr. Smith also served as Vice President of Pension Analysis Bureau, Inc. from 1988 to 1992.

    All directors of the Company hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. Executive officers are elected by the Company's Board of Directors to hold office until their respective successors are elected and qualified.

    The Company's Bylaws provide that directors may be paid their expenses, if any, and may be paid a fixed sum for attendance of each Board of Directors meeting.

COMMITTEES OF THE BOARD OF DIRECTORS

         The Board of Directors has two committees, an Audit Committee and a Compensation Committee, each composed of at least two independent directors. The Audit Committee, composed of Kevin B. Halter, Gary C. Evans and James Smith, recommends the annual appointment of the Company's auditors, with whom the Audit Committee will review the scope of audit and non-audit assignments and related fees, accounting principals used by the Company in financial reporting, internal auditing procedures and the adequacy of the Company's internal control procedures. The Compensation Committee, composed of Kevin B. Halter, Gary C. Evans and James Smith, will administer the Company's ESOP and 1988 Employee Stock Option Plan and make recommendations to the Board of Directors regarding compensation for the Company's executive officers.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Based solely on the review of Form's 3, 4 and 5 and amendments thereto provided to the Company pursuant to Rule 16a-3(e), the following individuals have failed to file on a timely basis reports required required by Section 16(a) of the 1934 Act during the period from the date that the Company's Common Stock was registered under the Section 12 of the Securities Exchange Act of 1934, as amended to June 30, 1995:

    Jack D. Brown, Jr. - Delinquent filing of Form 3, and delinquent filings of Form 4's. Mr. Brown failed to timely report the acquistion and exercise of option transactions.

    James N. Weinberg - Delinquent filing of Form 3, and delinquent filings of Form 4's. Mr. Weinberg failed to timely report the acquistion of option transactions.

ITEM 10.     EXECUTIVE COMPENSATION

    The following table sets forth the cash and non-cash compensation paid by the Company to its President for the fiscal year ended June 30, 1995, 1994 and 1993. None of the Company's other executive officers and directors received cash or non-cash compensation in excess of $100,000 for the fiscal year ended June 30, 1995.

                                                                              LONG TERM COMPENSATION
                                                                             AWARDS           PAYOUTS
                                                                             ------           -------
                                      ANNUAL COMPENSATION
(a)                       (b)      (c)     (d)      (e)            (f)          (g)           (h)             (i)
Name                                                Other
and                                                 Annual      Restricted
Principal                                           Compen-       Stock      Options/       LTIP         All Other
Position                  Year     Salary   Bonus   sation        Awards      SARs(#)      Payouts      Compensation
--------------------------------------------------------------------------------------------------------------------
Jack D. Brown, Jr         1995    $85,000     -        -           -            -             -               -
President                 1994    $64,667  $50,000  $15,217        -            -             -               -
                          1993    $60,008  $52,940     -           -            -             -               -

     In 1990 and 1993, the Company granted Mr. Brown options to purchase up to 50,000 and 50,000 shares of Common Stock, respectively. The stock options are presently fully vested. The 1990 stock options were exercised at an exercise price of $1.50 per share. Based on the last reported sales price of the Common Stock on September 29, 1995, the aggregate dollar value of the remaining option is $25,000.

                                                                                         Value of unexercised
                                                                   Number of unexercised     in-the-money
                                                                      options/SARS at      options/SARS  at
                                                                    fiscal year end (#)   fiscal year end (#)
                        Shares acquired on          Value              exercisable/          exercisable/
         Name                exercise              realized            unexercisable         unexercisable
          (a)                   (b)                   (c)                   (d)                   (e)
Jack D. Brown                 50,000                $43,750             50,000/ -0-          $31,250/ -0-


    Outside directors each received compensation for attending Board meetings during the fiscal year ended June 30, 1995 in the amount of $3000. Such compensation was payable in common stock of the Company.

EMPLOYMENT AGREEMENTS

    The Company has an employment agreement with Jack D. Brown, Jr. The agreement with Mr. Brown is for a term of 3 years commencing July 1, 1994 and provides for a salary of $85,000 per annum. In addition, Mr. Brown receives the same benefits as other employees of the Company and reimbursement for expenses incurred on behalf of the Company. The employment agreement also contains, among other things, covenants by Mr. Brown that in the event of termination for cause, he will not associate with a business that competes with the Company for a period of one year after cessation of employment. The employment agreement also provides for a bonus arrangement based on the following formula: a bonus not to exceed 3.5% of the net operating profits before taxes and any income/loss arising from investments or extraordinary items.

1990 EMPLOYEE STOCK OPTION PLAN

    On January 25, 1990, the Company's Board of Directors adopted the 1990 Employee Stock Option Plan (the "Plan").

    The administration of the Plan rests with the Compensation Committee (the "Committee"). Subject to the express provisions of the Plan and the Board of Directors, the Committee shall have complete authority in its discretion to determine those employees to whom, and the price at which options shall be granted, the option periods and the number of shares of Common Stock to be subject to each option. The Committee shall also have the authority in its discretion to prescribe the time or times at which the options may be exercised and limitations upon the exercise of options (including limitations effective upon the death or termination of employment of the optionee), and the restrictions, if any, to be imposed upon the transferability of shares acquired upon exercise of options. In making such determinations, the Committee may take into account the nature of the services rendered by respective employees, their present and potential contributions to the success of the Company or its subsidiaries, and such other factors as the Committee in its discretion shall deem relevant.

    An option may be granted under the Plan only to an employee of the Company or its subsidiaries. The Plan made available for option 800,000 shares (as adjusted for a one for eight reverse split) of the Company's Common Stock.

    If an optionee ceases to be employed by the Company or any of its subsidiaries, his or her options shall terminate immediately; provided, however, that if an optionee's cessation of employment with the Company and its subsidiaries is due to his death or retirement with the consent of the Company or any of its subsidiaries, the optionee may, at any time within twelve months in the event of death, or three months after such cessation of employment, exercise his options to the extent that he was entitled to exercise them on the date of cessation of employment, but in no event shall any option be exercisable more than five years from the date it was granted.

    The term of each option granted under the Plan will be for such period not exceeding five years as the Committee shall determine. Each option granted under the Plan will be exercisable on such date or dates and during such period and for such number of shares as shall be determined pursuant to the provisions of the option agreement evidencing such option. Subject to the express provisions of the Plan, the Committee shall have complete authority, in its discretion, to determine the extent, if any, and the conditions under which an option may be exercised in the event of the death of the optionee or in the event the optionee leaves the employ of the Company or has his employment terminated by the Company. The purchase price for shares of Common Stock under each option shall be determined by the Committee at the time of the option's issuance and may be less than the fair market value of such shares on the date on which the options are granted. The agreements evidencing the grant of options may contain other terms and conditions, consistent with the Plan, that the Committee may approve.

S.O.I INDUSTRIES, INC. EMPLOYEE STOCK OWNERSHIP PLAN

    The Company participates in the SOI Employee Stock Ownership Plan ("ESOP"). The ESOP provides retirement benefits to substantially all employees. The
ESOP is a qualified employee benefit plan exempt from taxation under the Internal Revenue Code of 1986, as amended. There are 800,000 shares of SOI common stock in the ESOP.

    On January 7, 1991, the Employee Stock Ownership Trust (the "ESOT") purchased the 800,000 shares of SOI common stock from an officer and director of SOI, Mr. Donald Courtney. The ESOT is entitled to vote on all matters presented to holders of common stock, voting together as a class.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information as of September 29, 1995 with regard to the beneficial ownership of the Common Stock by (i) each person known to the Company to be the beneficial owner of 5% or more of its outstanding Common Stock, (ii) by the officers, directors and key employees of the Company individually and (iii) by the officers and directors as a group.

                                            NUMBER OF SHARES
                                           BENEFICIALLY OWNED           PERCENT
                                           ------------------           -------
S.O.I. Industries, Inc.                             2,730,870             46%
16910 Dallas Parkway #100
Dallas, Texas 75248

Jack D. Brown, Jr.                                     68,850             1%
Jim N. Weinberg                                        65,503             1%
Sanford M. Whitman                                     12,404            (1)

All directors and officers as a                       146,757           2.5%
group (6 persons)

    (1) less than 1%

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

EXCHANGE OF SHARES WITH SOI

    On January 27, 1994 the Board of Directors agreed to exchange additional shares of the Company's Common Stock for common stock of SOI. On February 14, 1994 the exchange of shares was made based on the average price of the stock of both companies on January 27, 1994. The 580,538 shares of Common Stock that were exchanged were worth approximately $4,574,636 and were exchanged for 1,329,836 shares of SOI common stock worth approximately $4,574,636. The reason for the share exchange was that the Company wished to sell certain shares of its Common Stock pursuant to Rule 144 under the Securities Act of 1933, as amended, and still retain the same percentage of ownership in the Company upon such sale.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

         3.1  Certificate of Incorporation, as amended *

         3.2  Bylaws*

         10.1 Secured Credit Agreement with NBD Bank, N.A.**

         10.2 Employment Agreement between the Registrant and Jack D. Brown, Jr.

         10.3 Lease Agreement for Indianapolis, Indiana facility *

         10.4 Lease Agreement for Ft. Lauderdale facility *

         10.5 Employee Stock Ownership Plan of S.O.I. Industries, Inc. *

         21.1 Subsidiaries of the Registrant**

         27   Financial Data Schedule

      * Previously filed with the Securities and Exchange Commission in connection with the Registration Statement (including any amendments thereto) on Form S-18 of the Registrant, No 33-27974-A.

     ** Previously filed with the Securities and Exchange Commission as Exhibits to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1994.

(b) REPORTS ON FORM 8-K

    Not applicable.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

DIGITAL COMMUNICATIONS CORPORATION

By:   /s/ Jack D. Brown, Jr.
     -----------------------------                          October 11, 1995
     Jack D. Brown, Jr., President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.


  /s/ Jack D. Brown, Jr.
----------------------------------                          October 11, 1995
Jack D. Brown, Jr., President
(Principal Executive Officer) and
Director

  /s/ Kevin B. Halter
----------------------------------                          October 11, 1995
Kevin B. Halter Chief
Executive Officer and Director

  /s/ Jim N. Weinberg
----------------------------------                          October 11, 1995
 Jim N. Weinberg, Executive
Vice President and  Director

  /s/ Sanford M. Whitman
----------------------------------                          October 11, 1995
Sanford M. Whitman, Chief
Financial Officer (Principal
Financial and Accounting Officer),
Vice President and Treasurer

  /s/ Kevin B. Halter, Jr.
----------------------------------                          October 11, 1995
Kevin B. Halter, Jr., Vice
President, Secretary and Director

  /s/ Gary Evans
----------------------------------                          October 11, 1995
 Gary Evans, Director

                                EXHIBIT INDEX


Exhibit
  No.                            Descirption
-------                          -----------
    3.1       Certificate of Incorporation, as amended *

    3.2       Bylaws*

    10.1      Secured Credit Agreement with NBD Bank, N.A.**

    10.2      Employment Agreement between the Registrant and Jack D. Brown, Jr.

    10.3      Lease Agreement for Indianapolis, Indiana facility *

    10.4      Lease Agreement for Ft. Lauderdale facility *

    10.5      Employee Stock Ownership Plan of S.O.I. Industries, Inc. *

    21.1      Subsidiaries of the Registrant**

    27        Financial Data Schedule

      * Previously filed with the Securities and Exchange Commission in connection with the Registration Statement (including any amendments thereto) on Form S-18 of the Registrant, No 33-27974-A.

     ** Previously filed with the Securities and Exchange Commission as Exhibits to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1994.