Form 10QSB
period 1995-09-30
DIGITAL COMMUNICATIONS TECHNOLOGY CORP
filed 1995-11-13
CIK 743051

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC. 20549


                                FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the quarterly period ended September 30, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the transition period from ____________________ to ___________________

Commission file number: 1-13088

               DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
     (Exact name of small business issuer as specified in its charter)


           Delaware                                     65-0014636
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

           16910 Dallas Parkway, Suite 100, Dallas, Texas 75248
                 (Address of principal executive offices)

                              (214) 248-1922
                        (Issuer's telephone number)


_______________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1)  filed all reports required to be filed by
     Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.
                       Yes [ X ]            No [   ]

     The number of shares outstanding of the common stock of the registrant on October 31, 1995, the latest practicable date, was 5,961,188.

                             TABLE OF CONTENTS

Item                                                   Numbered
Number                                                   Page
-------                                                --------
Part I

     1    Financial Statements . . . . . . . . . . . . . .1
     2    Management's Discussion and
          Analysis of  Financial Condition
            and Results of Operations . . . . . . . . . . 6

Part II

     1    Legal Proceedings  . . . . . . . . . . . . . . N/A

     2    Changes in Securities  . . . . . . . . . . . . N/A

     3    Defaults Upon Senior Securities  . . . . . . . N/A

     4    Submission of Matters to a Vote of Security
          Holders . . . . . . . . . . . . . . . . . . . .N/A

     5    Other Information  . . . . . . . . . . . . . . N/A

     6    Exhibits and Reports on Form 8-K . . . . . . . N/A

         DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION & SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                                                 September 30,     June 30,
                                                     1995            1995
                                                 (Unaudited)       (Audited)
                                                 ------------     ------------
ASSETS

Current assets:
     Cash and cash equivalents                   $    528,310    $    284,837
     Marketable securities                          2,256,530       2,574,626
     Accounts receivable, less allowance
       for doubtful accounts of
       $1,125,476 at September 30, 1995
       and $1,065,300 at June 30, 1994              3,870,925       3,143,689
     Inventories                                    3,780,675       4,058,293
     Prepaid expenses and other current assets        345,155         345,126
                                                  -----------     ------------
         Total current assets                      10,781,595      10,406,571
                                                  -----------     ------------
Property, plant and equipment, net                  5,271,812       5,239,564
Other assets                                           31,158          31,158
Loans receivable, related parties                     492,318         601,736
                                                  -----------     ------------
              Total assets                       $ 16,576,883    $ 16,279,029
                                                  ===========     ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Revolving line of credit                    $  4,100,000    $  3,840,000
     Current portion, long-term debt                2,717,000       2,735,418
     Accounts payable                               1,878,914       2,165,725
     Accrued liabilities                              636,555         418,376
                                                  -----------     ------------
         Total current liabilities                  9,332,469       9,159,519
                                                  -----------     ------------

Long-term debt, less current portion                  483,412         644,144
Deferred tax liability                                  8,390           8,392

Commitments and contingencies

Stockholders' Equity:
     Common stock, par value $0.0002;
      25,000,000 shares authorized,
      5,961,188 and 5,961,188 shares
      issued and 5,313,641 and
      5,301,809 shares outstanding
      as of September 30, 1995 and
      June 30,1995, respectively                        1,192           1,192
     Additional paid-in capital                     6,567,062       6,567,062
     Retained earnings                              1,917,968       1,710,867
     Investment in S.O.I. Industries, Inc.         (1,198,158)     (1,198,158)
     Net unrealized holding loss on
      investment securities                          (535,452)       (613,989)
                                                  -----------     ------------
         Total stockholders' equity                 6,752,612       6,466,974
                                                  -----------     ------------

              Total liabilities and
                stockholders' equity             $ 16,576,883    $ 16,279,029
                                                  ===========     ============

 The accompanying notes are an integral part of the financial statements

         DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION & SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                                                  For the three months ended
                                                         September 30,
                                                     1995            1994
                                                  -----------     ------------
Net sales                                        $  5,386,471    $  4,276,591
                                                  -----------     ------------
Costs and Expenses:
     Cost of goods sold (exclusive of
       depreciation and amortization, shown
       separately below)                            4,184,326       3,089,912
     Selling expenses (exclusive of
       depreciation and amortization, shown
       separately below)                              253,579         220,669
     General and administrative expenses
       (exclusive of depreciation and
       amortization, shown separately below)          359,909         301,305
     Depreciation and amortization                    298,071         257,744
                                                  -----------     ------------
          Total costs and expenses                  5,095,885       3,869,630
                                                  -----------     ------------
               Operating profit                       290,586         406,961
                                                  -----------     ------------

Other income (expense):
     Realized gains from investment
       transactions                                   116,011         216,490
     Interest and other income                         11,430          10,744
     Interest expense                                (176,363)       (132,874)
                                                  -----------     ------------

                                                      (48,922)        (94,360)
                                                  -----------     ------------
          Income from continuing operations
            before provision for income taxes         241,664         501,321
Provision for income taxes                             93,564         188,700
                                                  -----------     ------------

          Income from continuing operations           148,100         312,621

Discontinued operations:
     Loss from operations of discontinued
       operation, net of related income taxes
       of $38,600 and $72,086 for the three
       months ended September 30, 1995 and
       1994, respectively                              59,001        (116,945)
                                                  -----------     ------------

                    Net income                   $    207,101    $    195,676
                                                  ===========     ============

Weighted average shares of common
stock outstanding                                   5,313,641       5,200,021
                                                  ===========     ============

Earnings per share:
     Continuing operations                       $       0.03    $       0.06
     Discontinued operations                             0.01           (0.02)
                                                  -----------     ------------
       Net income                                $       0.04    $       0.04
                                                  ===========     ============

The accompanying notes are an integral part of the financial statements


               DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
                              AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (unaudited)
                                                   For the three months ended
                                                          September 30,
                                                     1995             1994
                                                  -----------      ------------
Cash flows from operating activities:
     Net income                                  $    207,101    $    195,676
                                                  -----------      ------------
     Adjustments to reconcile net income to
       net cash used in operating activities:
          Depreciation and amortization               298,071         278,187
          Gain on sale of marketable
             securities                              (116,011)       (217,119)
          Provision for bad debts                      75,000          45,000
          Reserve for inventory obsolescence             -             36,000
          Stock issued to employees as
             compensation                                -             59,700
          Increase in accounts receivable            (802,236)       (778,139)
          Decrease in inventories                     277,618         105,204
          Increase in prepaid expenses and
             other                                       (29)          (9,103)
          (Decrease) increase in accounts
             payable                                 (286,811)      1,560,229
          Increase (decrease) in accrued
             liabilities                              218,177        (177,312)
                                                  -----------      ------------
               Net cash (used in) provided by
                operating activities                 (129,120)      1,098,323
                                                  -----------      ------------

Cash flows from investing activities:

     Decrease (increase) in loans receivable,
        related parties                               109,418        (157,410)
     Change in marketable securities -
        available for sale                            512,644        (743,443)
     Capital expenditures                            (330,319)       (271,233)
                                                  -----------      ------------
               Net cash used in investing
                 activities                           291,743      (1,172,086)
                                                  -----------      ------------

Cash flows from financing activities:
     Net long-term repayments                        (179,150)
     Net short-term borrowings (repayments)           260,000        (134,595)
     Proceeds from issuance of common stock              -             60,000
                                                  -----------      ------------
               Net cash provided by financing
                 activities                            80,850         (74,595)
                                                  -----------      ------------

Decrease in cash and cash equivalents                 243,473        (148,358)
Cash and cash equivalents at beginning of
  period                                              284,837         625,421
                                                  -----------      ------------
Cash and cash equivalents at end of period       $    528,310    $    477,063
                                                  ===========      ============

Supplemental disclosures of cash flow information:

Cash paid during the period for:
     Interest (non-capitalized)                  $    161,704    $    129,581
                                                  ===========      ============
     Income taxes                                $      -        $    171,121
                                                  ===========      ============


The accompanying notes are an integral part of the financial statements

         DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION & SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)
                              _____________


1.   Summary of Significant Accounting Policies:
     -------------------------------------------

     The accompanying consolidated financial statements include the accounts of Digital Communications Technology Corporation ("the Company"). The operations of Tapes Unlimited, Inc., which were formerly consolidated with the operations of the Company, have been segregated as discontinued operations.

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

2.   Marketable Securities:
     ----------------------

     Marketable securities consist of listed common stocks with an aggregate cost, based on specific identification, of $2,791,982 as of September 30, 1995. The net unrealized holding loss as of March 31, 1995 was $535,452. All of the Company's securities are classified as available for sale securities.

3.   Inventories:
     ------------

     The inventories are valued at the lower of cost (first-in, first-out method) or market and consisted of the following:


                                                 September 30,      June 30,
                                                     1995             1995
                                                  -----------      ------------
               Raw materials                     $  3,069,658    $  3,008,167
               Work-in process                        536,017         885,976
               Finished goods                         175,000         164,150
                                                  -----------     ------------
                                                 $  3,780,675    $  4,058,293
                                                  ===========     ============

         DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION & SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                                (Unaudited)
                               _____________


4.   Property, Plant and Equipment:
     ------------------------------

     Property, plant and equipment and related accumulated depreciation are summarized as follows:

                                                  September 30,     June 30,
                                                     1995             1995
                                                  -----------      ------------
          Land                                   $     73,000    $     73,000
          Buildings and improvements                  539,593         332,440
          Machinery and equipment                   8,562,426       8,439,261
                                                  -----------     ------------
                                                 $  9,175,019    $  8,844,701
          Less: accumulated depreciation            3,903,207       3,605,137
                                                  -----------     ------------
                                                 $  5,271,812    $  5,239,564
                                                  ===========     ============

5.   Revolving Lines of Credit:
     --------------------------

     The Company has a revolving line of credit agreement for aggregate borrowings of up to $5,400,000. Interest is payable on all outstanding cash advances at the bank's prime lending rate plus 1/4% (9.00% at September 30, 1995). Any unpaid principal and accrued interest is due on demand, but no later than January 1996. The line of credit is collateralized by accounts receivable, inventory and equipment. The terms of the agreement require, among other provisions, that the Company comply with requirements for maintaining certain cash flow and other financial ratios. The Company failed to meet the cash flow coverage ratio required under this agreement.

     The Company also guaranteed a $900,000 line of credit for S.O.I. Industries, Inc. as well as for an affiliate. As of September 30, 1995, $558,500 has been drawn upon the affiliate's line of credit and $4,100,000 on the Company's line of credit.

6.   Long-Term Debt:
     ---------------

     Long-term debt is summarized as follows:

                                                  September 30,     June 30,
                                                     1995             1995
                                                  -----------      ------------
     Long-term debt consists of various
     mortgages and notes payable with
     interest rates ranging from 8.75 percent
     to 1 percent over prime.  Monthly
     payments range from $954 to $29,000
     and expiration dates range from
     1997 through 2007.                          $  3,200,412    $  3,379,562

     Less: current portion                          2,717,000       2,735,418
                                                  -----------     ------------
                                                 $    483,412    $    644,144
                                                  ===========     ============

     Under the terms of certain of the above agreements, the Company is required to comply with certain ratios and covenants. As of June 30, 1995, the Company failed to meet the cash flow coverage ratio. This ratio is calculated on an annual basis, and therefore all amounts due under these agreements are classified as current liabilities until the next measurement date.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Overview

     Digital Communications Technology Corporation ("the Company") continued to experience sales growth and recorded a higher net income for the three months ended September 30, 1995 than the corresponding quarter of the prior year. However, the Company continued to experience a decline in operating profit from approximately $407,000 to $291,000 for the three months ended September 30, 1994 and 1995, respectively. Overall raw material cost increases, which were in excess of 6%, contributed substantially to the lower operating profits.

Liquidity

     The Company used approximately $129,000 in cash from operating activities for the three months ended September 30, 1995 as compared to approximately $1,098,000 in cash provided by operating activities for the three months ended September 30, 1994. The change in the Company's operating cash position is primarily due to the accounts payable and accrual position of the Company. For the three months ended September 30, 1994, the Company experienced a combined increase in accounts payable and accruals of approximately $1,383,000. On the contrary, the combined change in these components for the three months ended September 30, 1995 was minimal.
     The large increase in 1994 was due to increases to the Company's margin account related to its marketable securities portfolio and due to an inventory build-up in anticipation of orders that were expected in the
     prior fiscal year's  second quarter.   All other items that affect cash
     from operating activities for the three months ended September 30, 1995 were consistent with the corresponding quarter of the prior year.

     Overall inventory levels decreased approximately 7% from June 30, 1995 to September 30, 1995. This decrease was due to the utilization of blank tapes that had been pre-loaded toward the later part of the fiscal year ended June 30, 1995 in anticipation of peak season demand. Inventory levels are expected to fluctuate during the next quarter to correspond with demand during the fall season. Inventory levels, particularly in the work-in- process and finished goods categories, will fluctuate somewhat depending on the size and number of video tape duplicating orders processed at any given time. Typically, the Company does not stock significant quantities of finished products, shipping orders immediately upon completion. Management will continue to focus on ensuring that the least amount of operating cash is invested in inventory by ensuring that shipments are made immediately upon project completion and by minimizing the amount of raw materials purchased.

     Accounts receivable increased approximately $802,000 from the balance at June 30, 1995. The Company's accounts receivable collection period (measuring how quickly, on average, the Company collects its accounts receivable) increased from approximately 74 days at June 30, 1995 to approximately 85 days at September 30, 1995. The Company continues to receive competitive pressures from its customers to grant longer payment terms. Management will continue to focus on this area to improve credit and collections efforts. However, there can be no assurances that such efforts will yield improvements in this area. The increased accounts receivable balances were also due to delays in billing created upon implementation of a new computerized billing and accounts receivable system. This system is now operational and no such delays are expected in the future.

     Approximately $292,000 in cash was provided by investing activities for the three months ended September 30, 1995 as compared to approximately $1,172,000 in cash used in investing activities for the corresponding quarter of the prior year. The primary sources for the funds were an approximate $109,000 decrease in loans receivable from affiliated companies and an approximate $513,000 decrease in funds invested in the Company's marketable securities portfolio. When not invested in marketable securities, the majority of these funds are invested in federally-insured money market funds, and are classified as cash equivalents.

     The Company utilized its line of credit to provide approximately $260,000 for working capital needs during the three months ended September 30, 1995 and repaid approximately $179,000 in long-term debt. Management intends to selectively utilize its line of credit to fund capital expenditures and inventory purchases when needed, and expects to reduce the amount outstanding on the line of credit as collections on sales are received.

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

Capital Resources

     The Company invested approximately $330,000 in equipment and leasehold improvements for the three months ended September 30, 1995. This amount was consistent with capital expenditures during the corresponding quarter of the prior year. The current quarter expenditures related primarily to a high-speed video duplicating system which was acquired for the Company's Fort Lauderdale facility. The Company plans to continue to expand current operating facilities at the Indianapolis plant to fully meet the high volume demands of the retail-sell-through market. The Company intends to finance these expenditures through operations.

Results of Operations

     Overall growth in the Company's target markets led to continued sales growth in the current year. Net sales increased approximately 26% from $4,277,000 to $5,386,000 for the three months ended September 30, 1994 and 1995, respectively. Significant sales increases were experienced as orders were filled to meet the holiday buying season demands. As in the prior fiscal year, management's focus on the "retail-sell-through market" resulted in this sales surge. This market centers on sales of pre-recorded video tapes which are sold at the retail level. The video tapes sold to this market are typically recorded on a narrower band width (i.e. extended play mode) in order to record more programming on less video tape at a lower cost. The Company's customer base has become increasingly dominated by the companies which distribute these pre-recorded videos to the retail sell- through market, and management has positioned the Company to capitalize on this portion of the video industry.

     Operating profit did not keep pace with the increased sales, declining from approximately $407,000 (9.5% of net sales) to $291,000 (5.4% of net sales) for the three months ended September 30, 1994 and 1995, respectively. The decline in operating profit is due to increases in cost of goods sold.

     Cost of goods sold, as a percentage of sales, increased to 78% for the three months ended September 30, 1995 as compared to 72% for the three months ended September 30, 1994. The increased cost of goods sold is directly attributable to increased material costs, specifically the cost of the plastic video cassette shells and video tape, which have been increasing in cost faster than the Company's ability to pass the increases to its customers. Management will continue its efforts to pass on the material cost increases to the Company's customers and will continue its focus on cost containment, especially in labor costs, to ensure more efficiency is obtained and thereby reducing current cost levels even though sales volume increases. Management is also exploring alternative sources for its raw materials to reduce material costs. Management expects the costs of the raw materials mentioned above to decline in the following months, however there can be no assurance that such declines will occur.

     Interest expense increased from approximately $133,000 to $176,000 for the three months ended September 30, 1994 and 1995, respectively. This increase was due primarily to increased borrowings on the Company's line of credit and increased long-term borrowing over the levels of the prior year. In addition, increased interest expense was due to an increase in the bank's prime interest rate, which directly affects the Company's borrowing rates.

     The Company realized income from securities transactions of approximately $116,000 for the three months ended September 30, 1995 as compared to approximately $216,000 for the corresponding period of the prior year. The gains were from investment transactions associated with the Company's marketable securities portfolio. The Company invests funds in quality equity securities through high quality brokers and, by policy, limits the amount of exposure in any one equity investment. Such investments are continually monitored to reduce the risk of any adverse stock market volatility. Cash not invested in securities is placed on account with high quality brokerage firms, which is swept daily into a federally insured money market account, or placed on account with a federally insured national bank.

     During June 1995, the Company's management decided to discontinue the operations of TU. Management believed that the cost of maintaining the TU subsidiary outweighed the benefits provided to the Company. The effect on net (loss) income of the operations of TU is segregated on the face of the income statement as discontinued operations, and totaled approximately $59,000 and ($117,000), net of income taxes, for the three months ended September 30, 1995 and 1994, respectively. Although all operations at TU have ceased, certain collection efforts are still conducted by the Company on behalf of TU. These efforts, along with debt forgiveness resulting from settlements with TU creditors, resulted in recoveries which is reflected in the income from discontinued operations for the three months ended September 30, 1995.

Other Items

     The costs of the Company's products are subject to inflationary pressures and commodity price fluctuations. Inflationary pressures have been relatively modest over the past five years and the Company has generally been able to mitigate the effects of inflation and commodity price fluctuations through sales price increases and cost savings in other areas. The Company's ability to pass on increased costs of its raw materials is limited by competitive market pressures, and there can be no assurances that the Company will be able to offset future material cost increases with its own price increases.

     The Company's sales levels generally follow the retail sell-through markets, which typically peak in the fall and early winter months as retail demand and holiday orders are met. The Company has mitigated this seasonality by increasing sales efforts to lower volume, but higher margin customers such as corporate training video duplication and the video rental market. In addition, management plans to increase market penetration in the Canadian and other foreign markets where the seasonal base is different from that of the domestic market. Finally, management intends to focus its marketing efforts toward the amusement related industry (i.e. providing video tape duplication services for video game manufacturers) as well as to the mass marketing advertising industry to help mitigate the seasonality of the retail sell-through markets. Even by utilizing these techniques, sales levels are still lower in the summer months.

                                      SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION


By:  /s/ Sanford M.Whitman                            Date:  November 14, 1995
       Sanford M. Whitman, Vice President
       and Chief Financial Office