Form 10-Q
period 1995-12-31
DIGITAL COMMUNICATIONS TECHNOLOGY CORP
filed 1996-02-14
CIK 743051

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC. 20549

                                FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

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

_________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1)  filed all reports required to be filed by
     Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.
                       Yes [ X ]            No [   ]

     The number of shares outstanding of the common stock of the registrant on January 31, 1996, the latest practicable date, was 5,961,188.

PAGE

                             TABLE OF CONTENTS

Item                                                   Numbered
Number                                                   Page
------                                                 --------
Part I

     1    Financial Statements . . . . . . . . . . . . . . 1
     2    Management's Discussion and
          Analysis of  Financial Condition
            and Results of Operations . . . . . . . . . . .6

Part II

     1    Legal Proceedings  . . . . . . . . . . . . . . .N/A

     2    Changes in Securities  . . . . . . . . . . . . .N/A

     3    Defaults Upon Senior Securities  . . . . . . . .N/A

     4    Submission of Matters to a Vote of Security
          Holders . . . . . . . . . . . . . . . . . . . . N/A

     5    Other Information  . . . . . . . . . . . . . . .N/A

     6    Exhibits and Reports on Form 8-K . . . . . . . .N/A

PAGE

          DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION & SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

                                                      December 31,
                                                          1995            June 30,
                                                       (Unaudited)          1995
                                                      ------------     ------------
           ASSETS
Current assets:
  Cash and cash equivalents                           $    401,983     $    284,837
  Marketable securities                                  1,874,639        2,574,626
  Accounts receivable, less allowance for doubtful
    accounts of $1,177,795 at December 31, 1995
    and $1,065,300 at June 30, 1995                      4,363,016        3,143,689
  Inventories                                            4,205,790        4,058,293
  Prepaid expenses and other current assets                182,900          345,126
                                                      ------------     ------------
       Total current assets                             11,028,328       10,406,571
                                                      ------------     ------------

Property, plant and equipment, net                       5,091,426        5,239,564
Other assets                                                44,658           31,158
Loans receivable, related parties                          453,058          601,736
                                                      ------------     ------------
Total assets                                          $ 16,617,470     $ 16,279,029
                                                      ============     ============

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Revolving line of credit                            $  4,200,000     $  3,840,000
  Current portion, long-term debt                        2,406,341        2,735,418
  Accounts payable                                       1,588,782        2,165,725
  Accrued liabilities                                      683,296          418,376
                                                      ------------     ------------
       Total current liabilities                         8,878,419        9,159,519
                                                      ------------     ------------

Long-term debt, less current portion                       616,653          644,144
Deferred tax liability                                        -               8,392

Commitments and contingencies
Stockholders' Equity:
  Common stock, par value $0.0002;
     25,000,000 shares authorized, 5,961,188 and
     5,961,188 shares issued and 5,696,929 and
     5,301,809 shares outstanding as of December 31,
     1995 and June 30, 1995, respectively                    1,192            1,192
  Additional paid-in capital                             6,567,062        6,567,062
  Retained earnings                                      2,124,349        1,710,867
  Investment in S.O.I. Industries, Inc.                 (1,198,158)      (1,198,158)
  Net unrealized holding loss on investment
     securities                                           (372,047)        (613,989)
                                                      ------------     ------------
       Total stockholders' equity                        7,122,398        6,466,974
                                                      ------------     ------------

Total liabilities and stockholders' equity            $ 16,617,470     $ 16,279,029
                                                      ============     ============

   The accompanying notes are an integral part of the financial statements
                                       1

          DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                          For the three months ended    For the six months ended
                                                  December 31,                  December 31,
                                                  ------------                  ------------
                                              1995          1994            1995           1994
                                          (Unaudited)   (Unaudited)     (Unaudited)     (Unaudited)
                                        -------------  ------------    ------------   -------------
Net sales                               $   7,895,511  $  7,727,643    $ 13,281,982   $  12,004,234
                                        -------------  ------------    ------------   -------------
Costs and Expenses:
  Cost of goods sold                        6,585,961     6,446,932      11,068,358       9,794,588
  Selling expenses                            310,573       260,251         564,152         480,920
  General and administrative expenses         484,562       331,737         844,471         633,042
                                        -------------  ------------    ------------   -------------
       Total costs and expenses             7,381,096     7,038,920      12,476,981      10,908,550
                                        -------------  ------------    ------------   -------------
            Operating profit                  514,415       688,723         805,001       1,095,684
                                        -------------  ------------    ------------   -------------
Other income (expense):
  Interest and other (expense) income         (33,391)      399,582          94,050         627,275
  Interest expense                           (203,566)     (166,429)       (379,929)       (299,762)
                                        -------------  ------------    ------------   -------------
                                             (236,957)      233,153        (285,879)        327,513
                                        -------------  ------------    ------------   -------------
Income from continuing operations before
       provision for income taxes             277,458       921,876         519,122       1,423,197
Provision for income taxes                    107,436       363,070         201,000         551,770
                                        -------------  ------------    ------------   -------------
    Income from continuing operations         170,022       558,806         318,122         871,427
Discontinued operations:
  Income (loss) from operations of Tapes
    Unlimited, Inc. net of applicable
    income taxes (benefit) of $21,900,
    $15,177, $60,500, and ($56,909),
    respectively                               36,359        30,769          95,360         (86,176)
                                        -------------  ------------    ------------   -------------
                 Net income             $     206,381  $    589,575    $    413,482   $     785,251
                                        =============  ============    ============   =============

Weighted average shares of common
  stock outstanding                         5,677,443     5,291,148       5,411,957       5,238,385
                                        =============  ============    ============   =============

Earnings per share:
  Continuing operations                 $        0.03  $       0.11    $       0.06   $        0.17
  Discontinued operations                        0.01            -             0.01           (0.02)
                                        -------------  ------------    ------------   -------------
    Net income                          $        0.04  $       0.11    $       0.07   $        0.15
                                        =============  ============    ============   =============

The accompanying notes are an integral part of the financial statements
                                       2


                DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
                               AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (unaudited)

                                                        For the six months ended
                                                              December 31,
                                                              ------------
                                                         1995             1994
                                                     -----------       ----------
Cash flows from operating activities:
  Net income                                         $   413,482       $  785,251
  Adjustments to reconcile net income to net
    cash used in operating activities:
   Depreciation and amortization                         605,620          586,171
   Gain on sale of marketable securities                 (72,438)        (611,299)
   Increase in accounts receivable, net               (1,219,327)      (2,954,658)
   (Increase) decrease in inventories                   (147,497)         178,378
   Decrease (increase) in prepaid expenses
    and other                                            162,226          (46,682)
   (Decrease) increase in accounts payable              (576,943)       1,531,749
   Increase (decrease) in accrued liabilities
    and other                                            264,920         (253,588)
                                                     ------------      -----------
         Net cash used in operating activities          (569,957)        (784,678)
                                                     ------------      -----------

Cash flows from investing activities:
  Decrease (increase) in loans receivable,
     related parties                                     148,678         (164,775)
  Change in marketable securities - available
     for sale                                          1,014,367          (59,343)
  Increase in other assets and other liabilities         (21,892)        (176,568)
  Capital expenditures                                  (457,482)        (967,345)
                                                     ------------      -----------
         Net cash provided by (used in) investing
           activities                                    683,671       (1,368,031)
                                                     ------------      -----------
Cash flows from financing activities:
  Net long-term (repayments) borrowings                 (356,568)          39,964
  Net short-term borrowings                              360,000        1,521,716
  Payments to parent company                                -            (105,722)
  Proceeds from issuance of common stock                    -             142,024
                                                     ------------      -----------
         Net cash provided by financing
           activities                                      3,432        1,597,982
                                                     ------------      -----------
Increase (decrease) in cash and cash equivalents         117,146         (554,727)
Cash and cash equivalents at beginning of period         284,837          625,421
                                                     ------------      -----------
Cash and cash equivalents at end of period           $   401,983       $   70,694
                                                     ============      ===========

Supplemental disclosures of cash flow information:

Cash paid during the period for:
  Interest (non-capitalized)                         $   379,550       $  305,170
                                                     ============      ===========
  Income taxes                                       $      -          $  403,463
                                                     ============      ===========

The accompanying notes are an integral part of the financial statements
                                       3


          DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION & SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
                               _____________


1.   Summary of Significant Accounting Policies:
     -------------------------------------------
     The accompanying consolidated financial statements include the accounts of Digital Communications Technology Corporation ("the Company"). The operations of Tapes Unlimited, Inc., which were formerly consolidated with the operations of the Company have been segregated as discontinued operations.

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

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to conform with generally accepted accounting principles. The results of operations for the periods presented are typically subject to seasonal variations and are not necessarily indicative of the results to be expected for the full year.


2.   Marketable Securities
     ---------------------
     Marketable securities consist of listed common stocks with an aggregate cost, based on specific identification, of $2,246,686 as of December 31, 1995. The net unrealized holding loss as of December 31, 1995 was $372,047. All of the Company's securities are classified as available for sale securities.

3.   Inventories:
     ------------
     The inventories are valued at the lower of cost (first-in, first-out method) or market and consisted of the following:

                                 December 31,    June 30,
                                     1995          1995
                                 -----------  -----------
               Raw materials     $ 3,250,746  $ 3,008,167
               Work-in process       839,078      885,976
               Finished goods        115,966      164,150
                                 -----------  -----------
                                 $ 4,205,790  $ 4,058,293
                                 ===========  ===========

                                       4


          DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION & SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                                 (Unaudited)
                                -------------

4.   Property, Plant and Equipment:
     ------------------------------
     Property, plant and equipment and related accumulated depreciation are summarized as follows:

                                               December 31,     June 30,
                                                  1995            1995
                                               ------------   -----------
          Land                                 $    73,000    $    73,000
          Buildings and improvements               544,893        332,440
          Machinery and equipment                8,684,289      8,439,261
                                               ------------   -----------
                                                 9,302,182      8,844,701
          Less: accumulated depreciation         4,210,756      3,605,137
                                               ------------   -----------
                                               $ 5,091,426    $ 5,239,564
                                               ============   ===========

5.   Revolving Lines of Credit:
     --------------------------
     The Company has a revolving line of credit agreement for aggregate borrowings of up to $5,400,000. Interest is payable on all outstanding cash advances at the bank's prime lending rate plus 1/4% (9.00% at December 31, 1995). Any unpaid principal and accrued interest is due on demand, but no later than March 31, 1996. The line of credit is collateralized by accounts receivable, inventory and equipment. The terms of the agreement require, among other provisions, that the Company comply with requirements for maintaining certain cash flow and other financial ratios. The Company failed to meet the cash flow coverage ratio required under this agreement.

     The Company also guaranteed a $900,000 line of credit for an affiliate. As of December 31, 1995, $600,000 has been drawn upon the affiliate's line of credit and $4,200,000 on the Company's line of credit.
                                       5


6.   Long-Term Debt:
     ---------------
     Long-term debt is summarized as follows:

                                                     December 31,     June 30,
                                                         1995           1995
                                                     ------------   -----------
     Long-term debt consists of various
     mortgages and notes payable with
     interest rates ranging from 8.75 percent
     to 1 percent over prime.  Monthly
     payments range from $954 to $29,000
     and expiration dates range from
     1997 through 2007.                              $ 3,022,994    $ 3,379,562
     Less: current portion                             2,406,341      2,735,418
                                                     -----------    -----------
                                                     $   616,653    $   644,144
                                                     ===========    ===========

     Under the terms of certain of the above agreements, the Company is required to comply with certain ratios and covenants. As of June 30, 1995, the Company failed to meet the cash flow coverage ratio. This ratio is calculated on an annual basis, and therefore all amounts due under these agreements are classified as current liabilities until the next measurement date.

                                       6

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Digital Communications Technology Corporation ("the Company") continued to experience sales growth for both the quarter and six month period ended December 31, 1995. However, the Company continued to experience a decline in operating profit and net income, both in real terms and as a percentage of net sales. Increased raw material costs as well as increased general and administrative costs were primarily responsible for the declining operating profits. Increased interest expense and lower realized gains from the marketable securities portfolio, coupled with the lower operating profits, resulted in the lower net income.

Liquidity

     The Company used approximately $570,000 in cash from operating activities for the six months ended December 31, 1995 as compared to approximately $785,000 in cash used in operating activities for the six months ended December 31, 1994. An overall net use of cash in operating activities for the six month period ended December 31, 1995 is consistent with prior years. During this period the Company typically experiences its highest sales volume, but cash collections on many of the sales follows in the subsequent quarter. This situation is evident in the period ended December 31, 1995, as accounts receivable increased approximately $1,219,000 from the June 30, 1995 balance. In addition, the Company's inventory increased approximately $147,000 during the same period. The increase was due to significant purchases of raw materials at the end of the second quarter which were acquired for a lower per unit cost than had been available in prior months. The raw material purchases, specifically of video tape cassette shells and video tape "pancakes," were purchased based on anticipated orders for the next several months, and were purchased to mitigate the steadily increasing material costs that have been eroding operating profits.

     The Company's accounts receivable collection period (measuring how quickly, on average, the Company collects its accounts receivable) increased from approximately 74 days at June 30, 1995 to approximately 77 days at December 31, 1995. While the 77 days is a marked improvement from the 85 days for the first quarter ended September 30, 1995, it still demonstrates the effect of competitive pressures from the Company's customers to grant longer payment terms.

     As discussed above, inventory levels increased approximately 4% from June 30, 1995 to December 31, 1995. The finished goods and work in process components of inventory declined slightly from the June 30, 1995 levels, while raw materials increased. The raw materials inventory component is expected to decline as in-stock raw materials are utilized to meet production requirements in subsequent months. Inventory levels, particularly in the work-in-process and finished goods categories, will fluctuate somewhat depending on the size and number of video tape duplicating orders processed at any given time. Typically, the Company does not stock significant quantities of finished products, shipping orders immediately upon completion.

                                       7


     Approximately $684,000 in cash was provided by investing activities for the six months ended December 31, 1995 as compared to approximately $1,368,000 in cash used in investing activities for the corresponding period of the prior year. The primary sources for the funds were an approximate $149,000 decrease in loans receivable from affiliated companies and an approximate $1,014,000 decrease in funds invested in the Company's marketable securities portfolio. When not invested in marketable securities, the majority of these funds are invested in federally-insured money market funds, and are classified as cash equivalents.

     The Company utilized its line of credit to provide approximately $360,000 for working capital needs during the six months ended December 31, 1995 and repaid approximately $357,000 in long-term debt. Management intends to selectively utilize its line of credit to fund capital expenditures and inventory purchases when needed, and expects to reduce the amount outstanding on the line of credit as collections on sales are received.

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

Capital Resources

     The Company invested approximately $457,000 in equipment and leasehold improvements for the six months ended December 31, 1995. This amount was consistent with capital expenditures during the corresponding period of the prior year. The expenditures related primarily to a high-speed video duplicating system which was acquired for the Company's Fort Lauderdale facility during the first quarter ended September 30, 1995. The Company plans to continue to expand current operating facilities at the Indianapolis plant to fully meet the high volume demands of the retail-sell-through market. The Company intends to finance these expenditures through operations.

                                       8


Results of Operations

     Overall growth in the Company's target markets continued the sales growth experienced during the first quarter ended September 30, 1995 and during the year ended June 30, 1995. Net sales increased approximately 2% from $7,728,000 to $7,896,000 for the three months ended December 31, 1994 and 1995, respectively. Net sales also increased for the six month period ended December 31, 1995 to approximately $13,282,000 from approximately $12,004,000 for the six month period ended December 31, 1994, an 11% increase. Significant sales increases were experienced as orders were filled to meet the holiday buying season demands. As in the prior fiscal year, management's focus on the "retail-sell-through market" resulted in this sales hike. This market centers on sales of pre-recorded video tapes which are sold at the retail level. The video tapes sold to this market are typically recorded on a narrower band width (i.e. extended play mode) in order to record more programming on less video tape at a lower cost. The Company's customer base has become increasingly dominated by the companies which distribute these pre-recorded videos to the retail sell-through market, and management has positioned the Company to capitalize on this portion of the video industry.


     Operating profit did not keep pace with the increased sales, declining from approximately $689,000 (8.9% of net sales) to $514,000 (6.5% of net sales) for the three months ended December 31, 1994 and 1995, respectively.
A similar decline was experienced for six months ended December 31, 1995. Operating profit for this period declined from approximately $1,096,000 (9.1% of net sales) to $805,000 (6.1% of net sales). The decline in operating profits are due to increases in cost of goods sold and general and operating expenses.

     Cost of goods sold, as a percentage of sales, increased to 83% for the six months ended December 31, 1995 as compared to 82% for the six months ended December 31, 1994. The increased cost of goods sold is directly attributable to increased material costs, specifically the cost of the plastic video cassette shells and video tape, which have been increasing in cost faster than the Company's ability to pass the increases to its customers. Management will continue its efforts to pass on the material cost increases to the Company's customers and will continue its focus on cost containment, especially in labor costs, to ensure more efficiency is obtained and thereby reducing current cost levels even though sales volume increases. Management is also exploring alternative sources for its raw materials to reduce material costs and was successful in purchasing lower cost materials at the end of the current quarter.

                                       9

     An overall increase in general and administrative expenses also contributed to the lower operating profit. As a percentage of net sales, these costs increased from 5.3% to 6.4% for the six month periods ended December 31, 1994 and 1995, respectively. Increases in professional fees over prior year levels and an increase in the allowance for doubtful accounts primarily contributed to this increase.

     Interest expense increased from approximately $300,000 to $380,000 for the six months ended December 31, 1994 and 1995, respectively and from approximately $166,000 to $204,000 for the three months ended December 31, 1994 and 1995, respectively. These increases were due primarily to increased borrowings on the Company's line of credit and increased long-term borrowing over the levels of the prior year as well as margin interest paid in connection with the Company's marketable securities portfolio. In addition, increased interest expense was due to an increase in the bank's prime interest rate, which directly affects the Company's borrowing rates.

     The Company realized income from securities transactions of approximately $72,000 for the three months ended December 31, 1995 as compared to approximately $611,000 for the corresponding period of the prior year. The gains were from investment transactions associated with the Company's marketable securities portfolio. The Company invests funds in quality equity securities through high quality brokers and, by policy, limits the amount of exposure in any one equity investment. Such investments are continually monitored to reduce the risk of any adverse stock market volatility. Cash not invested in securities is placed on account with high quality brokerage firms, which is swept daily into a federally insured money market account, or placed on account with a federally insured national bank.

     During June 1995, the Company's management decided to discontinue the operations of Tapes Unlimited, Inc. ("TU"). Management believed that the cost of maintaining the TU subsidiary outweighed the benefits provided to the Company. The effect on net income (loss) of the operations of TU is segregated on the face of the income statement as discontinued operations, and totaled approximately $95,000 and ($86,000), net of income taxes, for the six months ended December 31, 1995 and 1994, respectively. Although all operations at TU have ceased, certain collection efforts are still conducted by the Company on behalf of TU. These efforts, along with debt forgiveness resulting from settlements with TU creditors, resulted in recoveries which is reflected in the income from discontinued operations for the six months ended December 31, 1995.

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

                                      10


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

                                      11

                                 SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION


By:  /s/ Douglas L. Miller                     Date:  February 14, 1996
       Douglas L. Miller, Vice President
       and Chief Financial Officer
                                      12