Form 10QSB
period 1996-03-31
DIGITAL COMMUNICATIONS TECHNOLOGY CORP
filed 1996-05-14
CIK 743051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549


                                   FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

         For the quarterly period ended March 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

         For the transition period from ________________ to ________________

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


- -----------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.
                               Yes [ X ]            No [   ]

         The number of shares outstanding of the common stock of the registrant on April 30, 1996, the latest practicable date, was 6,016,233.

                                TABLE OF CONTENTS

Item                                                                    Numbered
Number                                                                    Page

Part I

  1        Financial Statements .............................................. 1

  2        Management's Discussion and
            Analysis of  Financial Condition
            and Results of Operations ........................................ 6

Part II

  1        Legal Proceedings  ............................................... 10

  2        Changes in Securities  .......................................... N/A

  3        Defaults Upon Senior Securities  ................................ N/A

  4        Submission of Matters to a Vote of Security
                  Holders .................................................. N/A

  5        Other Information  .............................................. N/A

  6        Exhibits and Reports on Form 8-K ................................ N/A

          DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                        March 31,
                                                                             1996                   June 30,
                                                                         (Unaudited)                  1995
                                                                       -----------------        -----------------
           ASSETS

Current assets:
     Cash and cash equivalents                                       $          494,142       $          284,837
     Marketable securities                                                      781,743                2,574,626
     Accounts receivable, less allowance for doubtful
       accounts of $1,196,717 at March 31, 1996 and
       $1,065,300 at June 30, 1995                                            4,481,808                3,143,689
     Inventories                                                              3,944,190                4,058,293
     Prepaid expenses and other current assets                                  161,215                  345,126
                                                                       -----------------        -----------------
          Total current assets                                                9,863,098               10,406,571
                                                                       -----------------        -----------------

Property, plant and equipment, net                                            5,012,117                5,239,564
Other assets                                                                     31,543                   31,158
Loans receivable, related parties                                               459,578                  601,736
                                                                       -----------------        -----------------
               Total assets                                          $       15,366,336       $       16,279,029
                                                                       =================        =================

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Revolving line of credit                                        $        3,000,000       $        3,840,000
     Current portion, long-term debt                                          2,241,258                2,735,418
     Accounts payable                                                         1,158,045                2,165,725
     Accrued liabilities                                                        615,563                  418,376
                                                                       -----------------        -----------------
          Total current liabilities                                           7,014,866                9,159,519
                                                                       -----------------        -----------------

Long-term debt, less current portion                                            596,331                  644,144
Deferred tax liability                                                           20,500                    8,392

Commitments and contingencies

Stockholders' Equity:
     Common stock, par value $0.0002;  25,000,000 shares
        authorized,  6,016,233 and  5,961,188   shares
        issued  and  5,766,167  and  5,301,809   shares
        outstanding as of March 31, 1996 and June 30,
        1995, respectively                                                        1,302                    1,192
     Additional paid-in capital                                               6,621,952                6,567,062
     Retained earnings                                                        2,472,399                1,710,867
     Investment in S.O.I. Industries, Inc.                                  (1,198,158)              (1,198,158)
     Net unrealized holding loss on investment securities                     (162,856)                (613,989)
                                                                       -----------------        -----------------
          Total stockholders' equity                                          7,734,639                6,466,974
                                                                       -----------------        -----------------

               Total liabilities and stockholders' equity            $       15,366,336       $       16,279,029
                                                                       =================        =================

    The accompanying notes are an integral part of the financial statements.

          DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         For the three months ended          For the nine months ended
                                                                   March 31,                           March 31,
                                                                   ---------                           ---------
                                                             1996           1995                1996              1995
                                                         (Unaudited)     (Unaudited)         (Unaudited)       (Unaudited)
                                                        --------------   ------------       --------------    -------------
Net sales                                               $    5,929,998   $  4,472,949       $   19,211,980    $  16,477,183
                                                        --------------   ------------       --------------    -------------
Costs and Expenses:
  Cost of goods sold                                         4,711,975      3,953,646           15,780,333       13,748,234
  Selling expenses                                             297,762        266,676              861,914          747,596
  General and administrative expenses                          523,126        376,865            1,367,597        1,009,907
                                                        --------------   ------------       --------------    -------------
       Total costs and expenses                              5,532,863      4,597,187           18,009,844       15,505,737
                                                        --------------   ------------       --------------    -------------
            Operating profit (loss)                            397,135       (124,238)           1,202,136          971,446
                                                        --------------   ------------       --------------    -------------
Other income (expense):
  Interest and other income (expense)                          321,251       (112,830)             415,301          503,697
  Interest expense                                            (149,775)      (179,118)            (529,704)        (468,132)
                                                        --------------   ------------       --------------    -------------
                                                               171,476       (291,948)            (114,403)          35,565
                                                        --------------   ------------       --------------    -------------
    Income (loss) from continuing operations before
       provision for income taxes                              568,611       (416,186)           1,087,733        1,007,011
Provision (benefit) for income taxes                           226,720       (156,600)             427,720          395,170
                                                        --------------   ------------       --------------    -------------
    Income (loss) from continuing operations                   341,891       (259,586)             660,013          611,841
Discontinued operations:
  Income (loss) from operations of Tapes Unlimited,
    Inc. net of applicable income taxes (benefit) of
    $0, $8,159, $0, and ($48,750), respectively                  6,159          8,537              101,519          (77,639)
                                                        --------------   ------------       --------------    -------------

                 Net income (loss)                      $      348,050   $   (251,049)       $     761,532    $     534,202
                                                        ==============   ============       ==============    =============

Weighted average shares of common
  stock outstanding                                          5,732,182      5,286,750            5,487,449        5,240,752
                                                        ==============   ============       ==============    =============

 Earnings (loss) per share:
  Continuing operations                                 $         0.06   $      (0.05)       $        0.12    $        0.12
  Discontinued operations                                         0.00           0.00                 0.02            (0.02)
                                                        --------------   ------------       --------------    -------------
    Net income (loss)                                   $         0.06   $      (0.05)       $        0.14    $        0.10
                                                        ==============   ============       ==============    =============

     The accompanying notes are an integral part of the financial statements

                  DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                            For the nine months ended
                                                                                                    March 31,
                                                                                         1996                      1995
                                                                                    ----------------          ----------------
Cash flows from operating activities:
     Net income                                                                   $         761,532         $         534,202
                                                                                    ----------------          ----------------
     Adjustments  to  reconcile  net  income  to  net  cash  used  in  operating activities:
         Depreciation and amortization                                                      921,412                   895,922
         Gain on sale of marketable securities                                             (367,989)                 (604,659)
         Increase in accounts receivable,                                                (1,338,119)                 (698,356)
         net
         Decrease (increase) in inventories                                                 114,103                  (929,355)
         Decrease (increase) in prepaid expenses and other                                  183,911                  (147,310)
         (Decrease) increase in accounts payable                                         (1,007,680)                  919,496
         Increase (decrease) in accrued liabilities and other                               197,187                  (132,131)
                                                                                    ----------------          ----------------
              Net cash used in operating activities                                        (535,643)                 (162,191)
                                                                                    ----------------          ----------------

Cash flows from investing activities:

     Decrease (increase) in loans receivable, related parties                               142,158                  (174,613)
     Change in marketable securities - available for                                      2,612,005                   (37,664)
     sale
     Decrease (increase) in other assets and other liabilities                               11,723                   (11,468)
     Investment in stock of parent company                                                        0                  (350,001)
     Capital expenditures                                                                  (693,965)               (1,059,663)
                                                                                    ----------------          ----------------
              Net cash provided by (used in) investing activities                         2,071,921                (1,633,409)
                                                                                    ----------------          ----------------

Cash flows from financing activities:
     Net long-term (repayments) borrowings                                                 (541,973)                  243,498
     Net short-term (repayments) borrowings                                                (840,000)                1,515,233
     Payments to parent company                                                                   -                  (231,135)
     Proceeds from issuance of common stock                                                  55,000                   254,555
                                                                                    ----------------          ----------------
              Net cash provided by financing activities                                  (1,326,973)                1,782,151
                                                                                    ----------------          ----------------

Increase (decrease) in cash and cash equivalents                                            209,305                   (13,449)
Cash and cash equivalents at beginning of period                                            284,837                   625,421
                                                                                    ----------------          ----------------
Cash and cash equivalents at end of period                                        $         494,142         $         611,972
                                                                                    ================          ================

Supplemental disclosures of cash flow information:

Cash paid during the period for:
     Interest (non-capitalized)                                                   $         544,129         $         495,538
                                                                                    ================          ================

     Income taxes                                                                 $         146,000         $         482,324
                                                                                    ================          ================

     The accompanying notes are an integral part of the financial statements

          DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  -------------


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

2.       Marketable Securities

         Marketable securities consist of listed common stocks with an aggregate cost, based on specific identification, of $944,599 as of March 31, 1996. The net unrealized holding loss as of March 31, 1996 was $162,856. All of the Company's securities are classified as available for sale securities.

3.       Inventories:

         The inventories are valued at the lower of cost (first-in, first-out method) or market and consisted of the following:

                                           March 31,              June 30,
                                             1996                   1995
                                       ----------------       ----------------

         Raw materials                $       3,267,371      $       3,008,167
         Work-in process                        514,367                885,976
         Finished goods                         162,452                164,150
                                       ================       ================
                                      $       3,944,190      $       4,058,293
                                       ================       ================

          DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION & SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                                   (Unaudited)
                                  -------------


4.       Property, Plant and Equipment:

         Property, plant and equipment and related accumulated depreciation are summarized as follows:
                                                March 31,          June 30,
                                                  1996               1995
                                              ------------       ------------
        Land                                 $      73,000      $      73,000
        Buildings and improvements                 544,893            332,440
        Machinery and equipment                  8,920,138          8,439,261
                                              ------------       ------------
                                                 9,538,031          8,844,701
        Less: accumulated depreciation           4,525,914          3,605,137
                                              ============       ============
                                             $   5,012,117      $   5,239,564
                                              ============       ============

5.       Revolving Lines of Credit:

         The Company has a revolving line of credit agreement for aggregate borrowings of up to $5,400,000. Interest is payable on all outstanding cash advances at the bank's prime lending rate plus 1/4% (8.625% at March 31, 1996). Any unpaid principal and accrued interest is due on demand, but no later than June 30, 1996. The line of credit is collateralized by accounts receivable, inventory and equipment. The terms of the agreement require, among other provisions, that the Company comply with requirements for maintaining certain cash flow and other financial ratios. The Company failed to meet the cash flow coverage ratio required under this agreement.

         The Company had previously guaranteed a $900,000 line of credit for an affiliate. With the sale of Tempo Lighting on February 29, 1996, this line of credit was paid in full. As of March 31, 1996, $3,000,000 has been drawn upon the Company's line of credit.

6.       Long-Term Debt:

         Long-term debt is summarized as follows:
                                                   March 31,          June 30,
                                                     1996               1995
                                                -------------      ------------
         Long-term debt consists of
         various mortgages and notes
         payable with interest rates
         ranging from 8.75 percent to
         1 percent over prime. Monthly
         payments range from $954 to
         $29,000 and expiration dates
         range from 1997 through 2007.          $   2,837,589      $  3,379,562

         Less: current portion                      2,241,258         2,735,418
                                                -------------      ------------
                                                $     596,331      $    644,144
                                                =============      ============

         Under the terms of certain of the above agreements, the Company is required to comply with certain ratios and covenants. As of June 30, 1995, the Company failed to meet the cash flow coverage ratio. This ratio is calculated on an annual basis, and therefore all amounts due under these agreements are classified as current liabilities until the next measurement date.

7.       Subsequent Event:

         On May 3, 1996, the Company sold 100,000 shares of Class A convertible preferreed stock in a private placement. The net proceeds from the sale totaled $930,000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
- --------

     Digital Communications Technology Corporation's ("the Company") net sales for the quarter ended March 31, 1996 of $5,930,000 were approximately 33% higher than the corresponding period of the prior year. This sales increase, along with reductions in cost of goods sold, led to the operating profit in the three months ended March 31, 1996. The decrease in cost of goods sold is attributable to a cost reduction on a large purchase of raw materials and a reduction of direct labor costs. Net sales also increased during the nine month period ended March 31, 1996, as compared to the corresponding period of the prior year.
Unlike recent fiscal quarters however, the increased sales for the three and nine month periods ended March 31, 1996 were not accompanied by a decline in operating profits. Operating profits remained consistent at approximately 6% of net sales for both nine month periods ended March 31, 1996 and 1995.

Liquidity
- ---------

     The Company used approximately $536,000 in cash from operating activities for the nine months ended March 31, 1996 as compared to approximately $162,000 in cash used in operating activities for the nine months ended March 31, 1995. The higher overall net use of cash for the nine month period ended March 31, 1996 is due primarily to the use of cash generated in operations to pay trade payables at a faster rate than in the corresponding period of the prior year. The higher sales generated during the most recent nine month period generated enough operating cash to keep the accounts payable balance lower than in the prior year and also led to an increase in the accounts receivable balance, which increased approximately $1,338,000 for the nine months ended March 31, 1996. The increased uses of operating cash mentioned above were partially offset by a decrease in inventory. In prior months, raw material purchases, specifically of video tape cassette shells and video tape "pancakes," were increased based on anticipated orders for the next several months, and to mitigate steadily increasing material costs. The usage of this inventory, without the necessity of significant additional inventory purchases, resulted in the decrease in inventory as well as contributing positively to the improved operating profits.

     The Company's accounts receivable collection period (measuring how quickly, on average, the Company collects its accounts receivable) increased from approximately 74 days at June 30, 1995 to approximately 81 days at March 31, 1996. The increase in the average collection period is due primarily to a large outstanding balance of a significant customer who delayed payment at the end of March 1996. Payment on this outstanding balance was subsequently received in the month of April 1996. The increase in the average collection period also demonstrates the effect of competitive pressures from the Company's customers to grant longer payment terms. Management will continue to monitor collections and outstanding accounts receivable to ensure timely collection.

     As discussed above, inventory levels decreased approximately 3% from June 30, 1995 to March 31, 1996. The finished goods component of inventory remained consistent with the June 30, 1995 levels. Raw materials, however, increased while work in progress decreased. The raw materials inventory component is expected to decline as in-stock raw materials are utilized to meet production requirements in subsequent months. Inventory levels, particularly in the work-in-process and finished goods categories, will fluctuate somewhat depending on the size and number of video tape duplicating orders processed at any given time. Typically, the Company does not stock significant quantities of finished products, shipping orders immediately upon completion.

     Approximately $2,072,000 in cash was provided by investing activities for the nine months ended March 31, 1996 as compared to approximately $1,633,000 in cash used in investing activities for the corresponding period of the prior year. The primary sources for the funds were an approximate $142,000 decrease in loans receivable from affiliated companies and an approximate $2,612,000 decrease in funds invested in the Company's marketable securities portfolio. When not invested in marketable securities, the majority of these funds are invested in federally-insured money market funds, and are classified as cash equivalents.

     The Company utilized approximately $840,000 to reduce its indebtedness on its line of credit agreement during the nine months ended March 31, 1996 and repaid approximately $542,000 in long-term debt. Management intends to selectively utilize its line of credit to fund capital expenditures and inventory purchases when needed, and expects to continue to reduce the amount outstanding on the line of credit as collections on sales are received.

     As of June 30, 1995, the Company failed to meet a cash flow coverage ratio as required by certain of the Company's loan agreements. Therefore, all amounts due under these agreements have been classified as current liabilities on the balance sheet. There can be no assurance that the Company will be able to comply with this debt covenant in the future, however management anticipates that the Company will be in compliance with all debt covenants at June 30, 1996.

     During the nine month period ended March 31, 1996, the Company's cash needs were met primarily through operations, with additional short-term borrowing on the Company's credit line and with proceeds from sales of its marketable securities portfolio. Long-term liquidity needs are anticipated to be met through sales growth and separate financing arrangements. Management anticipates that it will continue to meet most obligations as they come due, and no vendor/supplier problems are expected.

Capital Resources
- -----------------

     The Company invested approximately $694,000 in equipment and leasehold improvements for the nine months ended March 31, 1996. This amount was less than capital expenditures during the corresponding period of the prior year due to increased expenditures for high speed duplicating equipment acquired in the prior year. The current year expenditures relate primarily to a high-speed video duplicating system which was acquired for the Company's Fort Lauderdale facility during the first quarter ended September 30, 1995.

     The Company plans to continue to expand current operating facilities at the Indianapolis plant to fully meet the high volume demands of the retail-sell-through market. Specifically, the Company intends to acquire software upgrade kits for its high-speed duplicating equipment which is expected to increase the machines' capacity up to 30% without acquiring additional equipment. The Company intends to finance these expenditures through operations and through borrowings on the Company's line of credit, as needed.

Results of Operations
- ---------------------

     Continued growth in the Company's target markets and overall growth in demand for video tapes throughout the industry extended into the third quarter ended March 31, 1996 as Company sales increased approximately 33% to $5,930,000. This further increased the fiscal year to date sales growth, increasing from approximately $16,477,000 to $19,212,000 for the nine month periods ended March 31, 1995 and 1996, respectively. The primary reason for the sales growth in the third quarter -- which has historically been a slower sales quarter -- is due to expansion of the Company's fulfillment services along with expanded orders from several existing customers as the Company's reputation for providing quality products has grown.

     The Company's sales in the retail sell through area continue to grow along with the closely related area of fulfillment services provided by the Company. The retail sell through market centers on sales of pre-recorded video tapes which are sold at the retail level. The video tapes sold to this market are typically recorded on a narrower band width (i.e. extended play mode) in order to record more programming on less video tape at a lower cost. Fulfillment services however, utilize the Company's ability to prepare packages that include other promotional material and packaging, along with the video tape. After assembly, these packages can then be sent to multiple destinations as stipulated by the Company's customers. Management hopes to increase sales of this type of service by continuing to build a reputation for quality and reliability within the industry.

     The following table sets forth, for the fiscal periods indicated, certain items from the Company's Consolidated Statements of Operations, expressed as a percentage of net sales:


                           Income Statement Comparison
                                   (unaudited)

                                        For the three months ended         For the nine months ended
                                                 March 31,                         March 31,
                                                 ---------                         ---------
                                            1996                1995           1996               1995
                                          --------            --------       --------            -------
Net sales                                  100.00%             100.00%        100.00%            100.00%
Cost of goods sold                          79.46%              88.39%         82.14%             83.44%
Selling expenses                             5.02%               5.96%          4.49%              4.54%
General and administrative
expenses                                     8.82%               8.43%          7.12%              6.13%
                                            ------              ------         ------             ------
Operating profit (loss)                      6.70%              -2.78%          6.26%              5.90%
Interest and other income
(expense)                                    5.42%              -2.52%          2.16%              3.06%
Interest expense                            -2.53%              -4.00%         -2.76%             -2.84%
                                            ------              ------         ------             ------
Income (loss) from continuing
operations before income taxes               9.59%              -9.30%          5.66%              6.11%
Provision (benefit) for income
taxes                                        3.82%              -3.50%          2.23%              2.40%
                                            ------              ------         ------             ------
Income (loss) from continuing
operations                                   5.77%              -5.80%          3.44%              3.71%
Discontinued operations                      0.10%               0.19%          0.53%             -0.47%
                                            ------              ------         ------             ------
Net income (loss)                            5.87%              -5.61%          3.96%              3.24%
                                            ------              ------         ------             ------

     Operating profit improved for both the three month and nine month periods ended March 31, 1996. As a percentage of net sales, operating profit increased slightly from 5.9% to 6.3% for the nine months ended March 31, 1995 and 1996, respectively. This increase is an improvement from the declining operating margins experienced in recent quarters and is primarily due to lower cost of goods sold.

     Cost of goods sold, as a percentage of sales, decreased to 82% for the nine months ended March 31, 1996 as compared to 83% for the nine months ended March 31, 1995. The lower cost of goods sold is attributable to lower material costs, specifically the cost of the plastic video cassette shells, which the Company had acquired during the prior fiscal quarter in anticipation of larger production requirements in the third quarter. The lower cost raw materials were utilized in the current quarter, having a positive effect on cost of goods sold and operating profit. Additionally, a reduction in direct labor costs also contributed to the lower cost of goods sold and positively affected operating margins. Management will continue to closely monitor material costs in order to pass on material cost increases to the Company's customers and will continue its focus on cost containment, especially in labor costs, to ensure more efficiency is obtained and thereby reducing current cost levels even though sales volume increases.

     As a percentage of net sales, general and administrative expenses increased from 6.1% to 7.1% for the nine month periods ended March 31, 1995 and 1996, respectively. Increases in professional fees over prior year levels and an increase in officers and management salaries primarily contributed to this increase. This increase was partially offset by the elimination of management fees previously paid to S.O.I. Industries, Inc., which were discontinued in December 1995.

     Interest expense increased from approximately $468,000 to $530,000 for the nine months ended March 31, 1995 and 1996, respectively and decreased from approximately $179,000 to $150,000 for the three months ended March 31, 1995 and 1996, respectively. The year to date increase was due primarily to increased borrowings on the Company's line of credit during the first six months of the fiscal year and due to increased long-term borrowing over the levels of the prior year. Additionally, margin interest paid in connection with the Company's marketable securities portfolio contributed to the increased interest expense. The current quarter decline in interest expense is due to decreased borrowings on the Company's line of credit.

     The Company realized income from securities transactions of approximately $368,000 for the nine months ended March 31, 1996 as compared to approximately $605,000 for the corresponding period of the prior year. The gains were from investment transactions associated with the Company's marketable securities portfolio. The Company invests funds in equity securities through high quality brokers and, by policy, limits the amount of exposure in any one equity investment. Such investments are continually monitored to reduce the risk of any adverse stock market volatility. Cash not invested in securities is placed on account with high quality brokerage firms, which is swept daily into a federally insured money market account, or placed on account with a federally insured national bank.

     During June 1995, the Company's management decided to discontinue the operations of Tapes Unlimited, Inc. ("TU"). Management believed that the cost of maintaining the TU subsidiary outweighed the benefits provided to the Company. The effect on net income (loss) of the operations of TU is segregated on the face of the income statement as discontinued operations, and totaled approximately $102,000 and ($78,000), net of income taxes, for the nine months ended March 31, 1996 and 1995, respectively. Although all operations at TU have ceased, certain collection efforts are still conducted by the Company on behalf of TU. These efforts, along with debt forgiveness resulting from settlements with TU creditors, resulted in recoveries which are reflected in the income from discontinued operations for the nine months ended March 31, 1996.

Other Items
- -----------

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

     The  Company's  sales  levels  generally  follow  the   retail-sell-through
markets, which typically peak in the fall and early winter months as retail demand and holiday orders are met. The Company has mitigated this seasonality by increasing sales efforts to lower volume, but higher margin customers such as corporate training video duplication and the video rental market. In addition, management plans to increase market penetration in the Canadian and other foreign markets where the seasonal base is different from that of the domestic market. Finally, management intends to focus its marketing efforts toward the mass marketing advertising industry to help mitigate the seasonality of the retail-sell-through markets. Even by utilizing these techniques, sales levels are still lower in the summer months.

     Subsequent to March 31, 1996, the Company sold 100,000 shares of Class A convertible preferred stock in a private placement. The Class A convertible preferred stock is convertible into the Company's common stock at a 20% discount to the market price at the date of conversion. The net proceeds from the sale totaled $930,000.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

     On March 4, 1996, Richard Abrons, on behalf of the Company, filed a shareholder derivative action against Kevin B. Halter, Kevin B. Halter, Jr., Halter Capital Corporation, Securities Transfer Corporation, Gary C. Evans and James Smith alleging breaches of fiduciary duty, fraud, and violations of state securities laws in their actions as directors of the Company. The plaintiff seeks unspecified actual and exemplary damages, a constructive trust against the assets of the defendants and an accounting of the affiars of the defendants. The plaintiff brought this suit allegedly to vindicate the wrongs done to the Company by the individual defendants and their affiliated companies and any damages which are awarded will be on behalf of, and for the benefit of, the Company and all of its shareholders. The lawsuit is entitled Richard Abrons on behalf of Digital Communications
                             ---------------------------------------------------
     Technology   Corporation   et  al  v.  Kevin  B.  Halter,   Halter  Capital
     ---------------------------------------------------------------------------
     Corporation,  Securites Transfer Corporation, Kevin B. Halter, Jr., Gary C.
     ---------------------------------------------------------------------------
     Evans and James Smith, Cause no. 96-02169,  in the 134th Judicial District,
     ----------------------
     Dallas County, Texas.

     Even though the Company is a nominal defendant in the lawsuit, the plaintiffs seek no relief or damages against the Company. As a procedural matter in lawsuits of this type, the Company is named as a nominal defendant. This is done to make the Company a party to the action but the plaintiffs seek no damages from the Company. Therefore, the lawsuit will not have a material impact on the operations or financial condition of the Company.

     All of the defendants have answered the allegations contained in the plaintiffs' petition and there has been little discovery taken by either party. All of the defendants deny all of the allegations contained in the plaintiffs' petition and will vigorously defend this lawsuit. In addition, the defendants have filed a lawsuit against Sanford M. Whitman, the former CFO of the company, Blake Beckham, Attorney at Law, Beckham & Thomas, L.L.P., and a countersuit against Richard Abrons and Adrian Jacoby seeking damages in excess of $32 million. Additionally, a motion for contempt and sanctions was filed against Sanford M. Whitman for filing a false verification, and Richard Abrons and Adrian Jacoby for filing false affidavits and disobeying court orders.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION


By:  /s/ Douglas L. Miller                                  Date:  May 14, 1996
     Douglas L. Miller, Vice President
       and Chief Financial Officer