Form 10KSB
period 1996-06-30
DIGITAL COMMUNICATIONS TECHNOLOGY CORP
filed 1996-09-30
CIK 743051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                   FORM 10-KSB
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [Fee Required]For the fiscal year ended June 30, 1996

[ ] TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [No Fee Required] For the  transition  period from
         _______________________ to _____________________

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

                                 (972) 248-1922
                           (Issuer's telephone number)

                       Securities registered pursuant to Section 12 (b) of the Exchange Act:

Title of each class:                     Name of exchange on which registered:
  Common Stock                                   American Stock Exchange

   Securities registered pursuant to Section 12 (g) of the Exchange Act: None

         Check whether issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X ] No [ ]

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The aggregate market value of the Common Stock held by non-affiliates of the registrant as of September 25, 1996 was approximately $3,703,196 (based upon the closing price of the registrant's Common Stock on such date). Revenues for the year ended June 30, 1996 were $24,807,244.

         As of September 25, 1996, the registrant had issued and outstanding 6,465,610 shares of Common Stock, par value $.0002 per share.

                                TABLE OF CONTENTS
Item
Number                                                                    Page


Part I

 1.    Description of Business                                             1

 2.     Description of Property                                            2

 3.     Legal Proceedings                                                  2

 4.     Submission of Matters to a Vote of Security Holders                3

Part II

 5.     Market for the Company's Common Stock and Related
        Stockholder Matters                                                4

 6.     Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                4

 7.     Index to Financial Statements                                      9

 8.    Changes In and Disagreements with Accountants on
        Accounting and Financial Disclosure                                10

Part III

 9.     Directors, Executive Officers, Promoters and Control
        Persons; Compliance with Section 16(a) of the Exchange Act         11

 10.    Executive Compensation                                             13

 11.    Security Ownership of Certain Beneficial Owners and
        Management                                                         16

 12.   Certain Relationships and Related Transactions                      17

 13.    Exhibits and Reports on Form 8-K                                   17

                                                        PART I


ITEM 1.           DESCRIPTION OF BUSINESS

General

     Digital Communications Technology Corporation (the "Company") is a Delaware corporation doing business as MagneTech Corporation. The Company was incorporated in the State of Delaware on November 12, 1987. The address of the Company's principal executive office is 16910 Dallas Parkway, Suite 100, Dallas, Texas 75248 and its telephone number is (972) 248-1922.

Products

     The Company is an integrated video communications company which offers video tape duplication and satellite communications services. The Company duplicates a variety of video cassettes, including full-length movies, training, music, promotional, sports, and educational programs. The Company offers its reproduction services to entertainment companies and a wide range of industrial customers, including advertising agencies, direct selling organizations and educational groups throughout the United States, Canada and Latin America. The Company's satellite operation consists of two mobile KU band units which are capable of transmitting live or pre-recorded programming from any location to commercial satellites. The Company's satellite customers include local, network and cable television operators, primarily in the Southeastern United States.

Customers

     During the year ended June 30, 1996, the Company's largest customer, Madacy Entertainment Group, accounted for approximately 17.6% of its sales. During the year ended June 30, 1995, two of the Company's largest customers, Madacy Entertainment Group and Atlantic Recording Corporation, accounted for 16.3% and 12% respectively, of its sales.

Raw Materials and Manufacturing

      The Company purchases bulk quantities of videotape ("pancake") and empty video cassettes ("shells") for its reproduction business from several manufacturers at market prices in the United States and the Pacific Rim. The videotape and video cassettes are readily available on the open market. The majority of the Company's video duplication equipment is manufactured by several major manufacturers in Japan and purchased from domestic distributors.

     The equipment utilized in the Company's satellite broadcasting business includes two KU band broadcasting trucks, cameras, generators, telephonic equipment and dual transmitters. The Company purchases its materials and equipment from several major manufacturers and believes that the loss of any of its suppliers or manufacturers would not have an adverse material effect on the Company's business, financial condition and results of operations.

Properties

     The Company duplicates video tapes at two facilities, one located in Ft. Lauderdale, Florida and one located in Indianapolis, Indiana. The Ft. Lauderdale facility, which is made up of two adjacent buildings and covers a total of approximately 24,000 square feet, is a real-time duplication facility with the capacity to duplicate an average of approximately 15,000 videos per day. The Indianapolis facility, which covers approximately 66,000 square feet in adjacent buildings, is an automated, state of the art high-speed duplication facility with the capacity to duplicate 100,000 videos per day.

Competition

     The Company's industry is highly competitive. There are other commercial video duplicating and satellite broadcasting companies which compete with the Company and have greater financial resources and sales volume than the Company. The Company depends upon its ability to provide quality services at competitive prices to its customers in order to be competitive.

Employees

     As of  June  30,  1996,  the  Company  had a  total  of  approximately  200 employees, all of whom are full-time employees. None of the employees are represented by a labor union. The Company believes that it has good relations with its employees.


ITEM 2.           DESCRIPTION OF PROPERTY

     Set forth below is certain information with respect to the Company's principal properties. The Company believes that all of these properties are adequately insured, in good condition and suitable for the uses described below.

                                              Approximate Size          Owned/            Lease Expiration
      Location              Primary Use        (Square Feet)            Leased                  Date
      ------------------- ---------------- ----------------------- ------------------ -------------------------

      Ft. Lauderdale,      Duplication &           12,000               Leased            Month to Month  (1)
      Florida                 Office

      Ft. Lauderdale,        Warehouse             12,000                Owned  (2)
      Florida

      Indianapolis,        Duplication &           66,000               Leased               June 1999
      Indiana                Warehouse


(1) The Company's lease expired August 1996. Management is negotiating a lease renewal for a term of four years at rate comparable to the current rate. Management fully expects the lease to be renewed.

(2) The Company purchased this facility on March 31, 1992 for a purchase price of $398,000.


ITEM 3.  LEGAL PROCEEDINGS

     The Company may from time to time be party to various legal actions arising during the ordinary course of its business. In addition, the Company is currently involved in the following litigation:

         On March 4, 1996, Richard Abrons, allegedly on behalf of the Company, and Adrian Jacoby, allegedly on behalf of an affiliate company, S.O.I. Industries, Inc. ("SOI"), brought a purported shareholder derivative lawsuit against the Company's board of directors - Kevin B. Halter, Kevin
     B. Halter, Jr., Gary C. Evans and James Smith - Halter Capital Corporation and Securities Transfer Corporation. In addition, the Company and SOI have been joined as "nominal defendants." In the lawsuit, the Plaintiffs have alleged breaches of fiduciary duty, fraud, and violations of state securities laws. The Plaintiffs seek unspecified actual and exemplary damages, a constructive trust against the assets of the Defendants and an accounting of the affairs of the Defendants with respect to their dealings with the Company and SOI. In addition, the Plaintiffs have requested a temporary injunction and the appointment of a receiver for the Company and SOI. The Plaintiffs have brought this lawsuit allegedly to vindicate the wrongs that the Plaintiffs claim were done to the Company and SOI by the individual Defendants and their affiliated companies, and if any damages are ultimately awarded to the Plaintiffs, those damages will be on behalf of, and for the benefit of, the Company and all of its shareholders. If they are successful, the Plaintiffs may recover certain attorney's fees and costs. This case is entitled Richard Abrons et al v. Kevin B. Halter et al, Cause no. 96-02169-G, in the 134th Judicial District, Dallas County, Texas. Even though the Company is a nominal defendant in the lawsuit, the Plaintiffs have not sought to recover any damages against the Company. In this type of lawsuit, the Company is joined as a procedural matter to make it a party to the lawsuit.

          All of the Defendants have answered and denied the allegations contained in the Plaintiffs' Petition. A certain amount of discovery has been conducted by both Plaintiffs and Defendants. All of the Defendants deny all of the material allegations and claims in the Petition, dispute the Plaintiffs' contention that it is a proper shareholder derivative action, deny that the Plaintiffs have the right to pursue this lawsuit on behalf of the Company and SOI and are vigorously defending the lawsuit. In addition, the Defendants have filed Counterclaims against the Plaintiffs and third party actions against Blake Beckham, Attorney at Law, Beckham & Thomas, L.L.P., Sanford Whitman, the former CFO of the Company and Jack D. Brown, Jr., the former President of the Company, seeking damages in excess of $50 million. In its Counterclaim, the Company has asserted that the filing of this lawsuit and Temporary Restraining Order caused the Company damages. However, the Company does not believe that the lawsuit will have any further material impact on the operations or financial condition of the Company.

          The Company does not believe that it is currently involved in any pending actions that will have a material adverse effect on its business, financial condition and results of operations.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of the year ended June 30, 1996.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock of the Company has been listed on the American Stock Exchange ("AMEX") 1994 under the symbol "DCT." The following table sets forth the high and low sales prices of the Common Stock on the AMEX for the periods indicated.

                                            High                    Low

         Fiscal 1995:

                  First Quarter             $3.94                   $2.19
                  Second Quarter             3.94                    2.19
                  Third Quarter              2.75                    1.75
                  Fourth Quarter             2.25                    1.25

         Fiscal 1996:

                  First Quarter             $1.79                  $1.25
                  Second Quarter             1.56                   1.00
                  Third Quarter              4.38                   1.06
                  Fourth Quarter             3.94                   1.81


     On September 25, 1996, the closing price of the Common Stock was $1.50 per share. On September 25, 1996, there were 590 stockholders of record of the Common Stock. Additionally, the Company believes there are in excess of 1,900 additional beneficial holders of the Company's Common Stock held in brokerage accounts.

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


ITEM 6.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

     The Company's sales continued to grow with a 19% increase over the previous year. However, the Company experienced a decline in operating profits from approximately $811,000 to $428,000 for the years ended June 30, 1995 and 1996, respectively. Increased operating costs, primarily related to increased cost of goods sold, caused the lower operating results. These increased operating costs were partially offset by decreases in interest expense and income from the discontinued operations of Tapes Unlimited, Inc. ("TU").

Liquidity

     The Company provided approximately $2,281,000 in cash from operating activities for the year ended June 30, 1996 as compared to approximately $109,000 in cash used by operating activities for the year ended June 30, 1995. The change in the Company's operating cash position is due primarily to the significant decrease in the level of inventory. In addition, net income of approximately $223,000 during the year ended June 30, 1996 contributed to cash as compared to the net loss generated in the year ended June 30, 1995 of approximately $282,000. Other items that affected cash from operating activities for the year ended June 30, 1996 were changes in accounts receivable, accounts payable and prepaid expenses.

     Overall inventory levels decreased approximately 29% from June 30, 1995 to June 30, 1996. The raw materials component of inventory dropped by 37% while the work-in-process and finished goods components remained relatively consistent. The large decrease in raw materials is due to the focus of management to ensure that the least amount of operating cash is invested in inventory by insisting that shipments of raw materials are made on a just-in-time basis and by minimizing the amount of raw materials purchased. In addition, during the fourth quarter of fiscal year 1996, management decided to sell off an excess accumulation of reworkable inventory in order to provide needed warehouse space and improve operating cash flow in anticipation of peak season demand in the fall. In the past, sufficient profit margins had existed which supported the labor required to rework this product and restore it to its full, salable condition. This decision had a negative impact on operating profits (approximately 3%) since previous unit costs exceeded the resale market prices.

     The decreased inventory level and the higher net sales contributed to an improved inventory turnover rate that increased from 5.2 times for the year ended June 30, 1995 to 5.9 times for the year ended June 30, 1996. Inventory levels, particularly in the work-in-process and finished goods categories, will fluctuate somewhat depending on the size and number of video tape duplicating orders processed at any given time. Typically, the Company does not stock significant quantities of finished products, shipping orders immediately upon completion.

     Accounts receivable decreased approximately $76,000 for the year ended June 30, 1996 as compared to an increase of approximately $891,000 for the year ended June 30, 1995. The Company's accounts receivable collection period (measuring how quickly, on average, the Company collects its accounts receivable) decreased from approximately 74 days at June 30, 1995 to approximately 61 days at June 30, 1996. The decrease is due primarily to the write-off of significant accounts in the current year that were previously reserved in the year ended June 30, 1995. The above write-off, improved collection efforts, and the lack of any large delinquent accounts allowed the Company to decrease its allowance for doubtful accounts from approximately $1,065,000 to $414,000 as of June 30, 1995 and 1996, respectively. Despite the improved collection periods, the Company continues to receive competitive pressures from its customers to grant longer payment terms. Management will continue to monitor collections and outstanding accounts receivable to ensure timely collection.

     Accounts payable increased approximately $867,000 for the year ended June 30, 1996 as compared to an increase of approximately $404,000 for the year ended June 30, 1995. The increase is due primarily to the growth in sales volume that has dictated additional raw material, equipment and supply purchases. In addition, reductions in the outstanding balance on the revolving line of credit have contributed to the increase.

     Prepaid expenses and other current assets increased approximately $269,000 for the year ended June 30, 1996 as compared to an increase of approximately $314,000 for the year ended June 30, 1995. The increase is primarily related to income tax receivables based on anticipated refunds due to the Company's net taxable loss in the current year.

     Approximately $34,000 was provided by investing activities for the year ended June 30, 1996 as compared to the use of approximately $2,005,000 for the year ended June 30, 1995. The primary sources of funds were an approximate $188,000 decrease in loans receivable from affiliate companies and an approximate $1,120,000 decrease in the Company's marketable securities portfolio. In addition, proceeds from the sale of stock of one of the Company's principal owners, SOI, provided approximately $113,000.

     The Company utilized approximately $2,215,000 to reduce its indebtedness on its credit line agreement during the year ended June 30, 1996 and repaid approximately $778,000 in long term debt. In addition, approximately $79,000 in cash was generated from issuances of Common Stock in connection with bonuses and other employee compensation. On May 6, 1996 the Company generated $930,000 with the sale of 100,000 shares of Series A Convertible Preferred Stock in a private placement. The Series A Convertible Preferred Stock is convertible into the Company's common stock at a 20% discount to the market price at the date of conversion.

     Management intends to selectively utilize its line of credit to fund capital expenditures and inventory purchases when needed, and expects to reduce the amount outstanding on the line of credit as collections on sales are received. During the year ended June 30, 1996, the Company's cash needs were met primarily through operations. Long-term liquidity needs are anticipated to be met through sales growth and separate financing arrangements. Management anticipates that it will continue to meet most obligations as they come due, and no vendor/supplier problems are expected.

Capital Resources

     The Company invested approximately $1,388,000 in equipment and leasehold improvements for the year ended June 30, 1996. Expenditures during the year consisted primarily of the following: a high speed video duplication system at the Company's Fort Lauderdale facility (subsequently relocated to the Indianapolis facility), and factory upgrades for all 9 high-speed duplicators located in Indianapolis. These upgrade kits increased the output yield of the equipment by 45%. These expenditures were financed through operations and borrowings on the Company's line of credit.

     The Company plans to continue to expand its current operating facilities at both the Indianapolis and Fort Lauderdale facilities in order to continue to meet the volume demands of its sales growth. Included in the planned capital expansion is the acquisition of 482 real-time duplicators in the Fort Lauderdale facility and the purchase of additional tape loading and high-speed automatic packaging equipment at both facilities.

     Subsequent to June 30, 1996 the Company signed a commitment letter, subject to certain conditions, with Bank One, N.A. ("Bank") which would provide a new credit facility to replace the existing facility with NBD Bank. The financing consists of a revolving line of credit, term loans and a long term lease agreement. Under the revolving line of credit, borrowings can be made up to $5,000,000 based upon collateral values as determined under the agreement. The term loans consist of a $2,500,000 secured term loan and a capital expenditure term loan facility for up to $1,250,000, based upon 80% of the acquisition costs of new machinery and equipment. The long term lease agreement is collateralized with new equipment in excess of $700,000. All of the above agreements are collateralized by accounts receivable, inventory and equipment. The facility has a two year term and includes interest rates at .25% and .50% above the Bank's base rate (closely related to the Bank's prime interest rate).

Results of Operations

     Overall growth in the Company's target markets and overall growth in demand for video tapes throughout the industry led to continued sales growth in the current year. Net sales increased approximately 19% from $20,894,000 to
$24,807,000  for  the  years  ended  June  30,  1995  and  1996,   respectively.
Significant sales increases, were experienced primarily in the Company's third and fourth fiscal quarters. This sales growth is due to the expansion of the Company's fulfillment services along with expanded orders from existing customers as the Company's reputation for providing quality products has grown. As in the prior fiscal years, management's focus on the retail sell through market has also contributed to the overall sales growth.

     The Company's sales to the retail sell through market focuses on sales of pre-recorded video tapes which are sold at the retail level. The most rapid growth in video tapes sold to this market are those which are recorded on a narrower band width (i.e. extended play mode) which allows more programming to be recorded on less video tape at a lower cost. The Company's customer base has become increasingly dominated by the companies which distribute these pre-recorded videos to the retail sell through market, and through investment in high-speed equipment optimally suited to the production of extended play programming, management has positioned the Company to capitalize on this portion of the video industry. Fulfillment services utilize the Company's ability to prepare packages that include other promotional material and packaging, along with the video tape. After assembly, these packages are then sent to multiple consumer or retail destinations as stipulated by the Company's customers. Management hopes to increase sales in this market segment by continuing to reorganize the facilities and by building a reputation for quality and reliability in the industry.

     Operating profit did not keep pace with the increased sales, declining from approximately $811,000 (3.9% of net sales) to $428,000 (1.7% of net sales) for the years ended June 30, 1995 and 1996, respectively. The decline in operating profit is due to increases in cost of goods sold.

     Cost of goods sold as a percentage of sales increased to 82% for the year ended June 30, 1996 as compared to 77% for the year ended June 30, 1995. The increased cost of goods sold is related primarily to the sale of reworkable inventory in the fourth fiscal quarter. Management decided to sell off an excess accumulation of reworkable inventory in order to provide needed warehouse space and improve operating cash flow in anticipation of peak season demand in the fall. In the past, sufficient profit margins had existed which supported the labor required to rework this product and restore it to its full, salable condition. This decision had a negative impact on operating profits (approximately 3%) since previous unit costs exceeded the resale market prices. In addition, pricing pressures in the market have continued to restrict profit margins. Management will continue to focus on cost containment, especially in labor and overhead costs, to ensure more efficiency is obtained and thereby reducing the cost per unit as sales volumes increase. Management is also continuously exploring alternative sources for its raw materials in order to reduce material costs.

     General and administrative expenses decreased slightly for the year ended June 30, 1996. As a percentage of net sales, these expenses decreased from approximately 9% to 7% for the year ended June 30, 1995 and 1996, respectively. This decrease is due primarily to the lack of a large provision for doubtful accounts as experienced in the previous year. In addition, management fees previously paid to SOI were discontinued in December 1995. The significant decrease was offset in the current year by substantial increases in legal and professional expenses and an increase in officers and management salaries. Legal fees were incurred in connection with the shareholder derivative lawsuit (see
Legal Proceedings, Item 3) and other professional fees were incurred in connection with the upgrade of the Company's existing computer system.

     Selling expenses increased in direct proportion to the increase in net sales for the year ended June 30, 1996. As a percentage of net sales, selling costs remained consistent at approximately 4.9% for the years ended June 30, 1995 and 1996.

     Interest expense decreased from approximately $700,000 to $640,000 for the years ended June 30, 1995 and 1996, respectively. This decrease is due to repayments made on the Company's line of credit. The reduction was partially offset by margin interest paid in connection with the Company's marketable securities portfolio.

     The Company realized income from securities transactions of approximately $361,000 for the year ended June 30, 1996 as compared to approximately $513,000 for the year ended June 30, 1995. The gains were from investment transactions associated with the Company's marketable securities portfolio. The Company invests funds in equity securities, mainly listed on the New York and American Stock Exchanges and, by policy, limits the amount of exposure in any one equity investment. At June 30, 1996, two equity investments accounted for approximately 67% of the total investments. Such investments are continually monitored to reduce the risk of any adverse stock market volatility. Cash not invested in securities is placed on account with brokerage firms, which is swept daily into a federally insured money market account, or placed on account with a federally insured national bank.

     During June 1995, the Company's management decided to discontinue the operations of Tapes Unlimited, Inc. ("TU"). Management believed that the cost of maintaining the TU subsidiary outweighed the benefits provided to the Company. The effect on net income (loss) of the operations of TU is segregated on the face of the income statement as discontinued operations, and totaled approximately $132,000 and ($321,000) for the years ended June 30, 1996 and 1995, respectively. Although the operations of Tapes Unlimited, Inc. have ceased, certain collection efforts, along with debt forgiveness resulting from settlements with TU creditors, have resulted in recoveries which are reflected in the income from discontinued operations for the year ended June 30, 1996.


Other Items

     The costs of the Company's products are subject to inflationary pressures and commodity price fluctuations. In addition, the Company from time to time experiences increases in the costs of materials and labor, as well as other manufacturing and operating expenses. The Company's ability to pass along such increased costs through increased prices has been difficult due to competitive pressures. The Company attempts to minimize any effects of inflation on its operations by controlling these costs.

     The Company's sales levels generally follow the retail sell through markets, which typically peak in the fall and early winter months as retail demand and holiday orders are met. The Company has attempted to mitigate this seasonality by increasing sales efforts to lower volume, but higher margin, customers such as those involved with corporate training video duplication and the video rental market. Finally, management intends to focus its marketing efforts toward the mass marketing advertising industry to help mitigate the seasonality of the retail sell through markets. Even by utilizing these techniques, sales levels are still expected to be lower in the spring and summer months.

     Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," is effective for fiscal years beginning after December 15, 1995. This statement requires that long lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The effect of this pronouncement is not expected to have a material impact on the financial position and results of operations of the Company.

    Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" is effective for transactions entered into in fiscal years that begin after December 15, 1995. This pronouncement established financial accounting and reporting standards for stock-based employee compensation plans. It encourages, but does not require companies to recognize expense for grants of stock, stock options and other equity instruments to employees based on fair value accounting rules. Companies that choose not to adopt the new fair value accounting rules will be required to disclose pro forma net income and earnings per share under the new method. The Company anticipates adopting the disclosure provisions of SFAS No. 123, however, the effect of adopting this pronouncement is not expected to have a material effect on the financial position and results of operations of the Company.

ITEM 7.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

     Financial Statements (Audited)

     F-1 Report of Independent Accountants
     F-2 Consolidated Balance Sheet as of June 30, 1996
     F-3 Consolidated Statements of Operations for the Years Ended June 30, 1996
         and 1995
     F-4 Consolidated  Statements of Shareholders' Equity for the Years Ended
         June 30, 1996 and 1995
     F-5 Consolidated  Statements of Cash Flows for the Years Ended June 30,
         1996 and 1995
     F-7 Notes to Financial Statements

REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Directors of
Digital Communications Technology Corporation
Dallas, Texas:


We have audited the accompanying consolidated balance sheet of Digital Communications Technology Corporation and Subsidiaries as of June 30, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended June 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digital Communications Technology Corporation and Subsidiaries as of June 30, 1996, and the consolidated results of their operations and their cash flows for each of the two years in the period ended June 30, 1996 in conformity with generally accepted accounting principles.






/s/ COOPERS & LYBRAND
- ---------------------
COOPERS & LYBRAND L.L.P.
Miami, Florida
August 23, 1996

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
Consolidated Balance Sheet
June 30, 1996


                                                      ASSETS                                                  1996

Current assets:
     Cash and cash equivalents                                                                         $       615,037
     Marketable securities                                                                                   1,900,050
     Accounts receivable, net of allowance for doubtful accounts of $414,000                                 3,719,265
     Inventories                                                                                             2,862,911
     Prepaid expenses and other current assets                                                                 614,210
                                                                                                         -------------

     Total current assets                                                                                    9,711,473

Property, plant and equipment, net                                                                           5,469,304
Other assets                                                                                                    81,343
Loans receivable, related parties                                                                              413,369
                                                                                                         -------------

                                                                                                        $   15,675,489
                                                                                                        ==============

                                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Revolving line of credit                                                                           $    1,625,325
     Current portion of long-term debt                                                                         935,127
     Accounts payable                                                                                        3,032,236
     Accrued liabilities                                                                                       362,520
                                                                                                         -------------

                  Total current liabilities                                                                  5,955,208
                                                                                                             ---------

Long-term debt, less current portion                                                                         1,666,063
                                                                                                             ---------

Deferred tax liability                                                                                         157,216
                                                                                                               -------

Commitments (Notes 8 and 14)


Shareholders' Equity:

     Series A convertible preferred stock, 10,000,000 shares of $.0001 par value per share authorized; 100,000 shares issued and
         outstanding, $1,000,000 liquidation preference                                                             10
     Common stock, 25,000,000 shares of $.0002 par value per share authorized; 6,332,116 shares issued, 6,125,162 shares
          outstanding                                                                                            1,266
     Additional paid-in capital                                                                              8,479,318
     Retained earnings                                                                                       1,030,152
     Investment in S.O.I. Industries, Inc.                                                                 (1,084,983)
     Net unrealized holding loss on securities                                                               (528,761)
                                                                                                         -------------
                  Total shareholders' equity                                                                 7,897,002
                                                                                                         -------------

                                                                                                         $  15,675,489
                                                                                                         =============



The accompanying notes are an integral part of these financial statements


DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Operations
for the years ended June 30, 1996 and 1995


                                                                                        1996                 1995



Net sales                                                                          $  24,807,244        $   20,894,025
                                                                                   --------------         -------------
Costs and expenses:
     Cost of goods sold (exclusive of depreciation)                                   20,272,614            16,094,788
     Selling expenses                                                                  1,215,082             1,040,280
     General and administrative expenses                                               1,733,482             1,793,171
     Depreciation and amortization                                                     1,157,917             1,154,880
                                                                                   --------------        --------------

Total costs and expenses                                                              24,379,095            20,083,119
                                                                                   --------------        --------------

Operating income                                                                         428,149               810,906

Interest expense                                                                        (639,517)             (700,251)
Realized gain on sales of marketable securities                                          360,512               512,971
Other income                                                                              51,166               142,208
                                                                                   --------------        --------------

     Income from continuing operations before provision for
         income taxes                                                                    200,310               765,834
Provision for income taxes                                                               109,003               283,167
                                                                                   --------------        --------------

Income from continuing operations                                                         91,307               482,667

Discontinued operations (Note 16):
     Income (loss) from discontinued operations, net of related
         income taxes                                                                    131,737              (321,140)
     Loss on disposal of discontinued operations, net of related
         income taxes                                                                          0              (443,400)
                                                                                   --------------        --------------

Net Income (loss)                                                               $        223,044      $       (281,873)
                                                                                   ==============        ==============


Weighted average shares of common stock outstanding                                    5,553,415              5,264,773
                                                                                   ================      ==============

Net (loss) income per common share:
     Income from continuing operations                                          $          0.02       $           0.09
     Income (loss) from discontinued operations                                            0.02                  (0.06)
     Loss on disposal of discontinued operations                                              0                  (0.08)
                                                                                   --------------         -------------

Net income (loss) per common share                                              $          0.04       $          (0.05)
                                                                                   ==============         =============



The accompanying notes are an integral part of these financial statements




DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity for the years ended June 30, 1996 and 1995

                        Preferred  Stock         Common Stock        Additional                    Investment        Net Unrealized
                                                                      Paid-In         Retained      in S.O.I.         Holding Loss
                         Shares    Amount      Shares      Amount     Capital         Earnings     Industries, Inc.   on Securities
                         ------     ------      ------      ------     -------         --------     ----------------  -------------



Balance, June 30, 1994,
as restated                0      $  0        5,790,557   $ 1,158   $  6,297,697    $  2,315,369    $  (1,170,787)    $   (517,238)



Purchase of S.O.I.
Industries, Inc. shares    0         0                0         0              0               0          (27,371)               0



Excess over book value of
amounts paid for shares of
S.O.I. Industries, Inc.    0         0                0         0              0        (322,629)               0                0

Exercise of options        0         0          142,705        28        179,377               0                0                0



Shares issued              0         0           27,926         6        89,988                0                0                0



Net depreciation of
securities                 0         0                0         0              0               0                0          (96,751)



Net loss                   0         0                0         0              0        (281,873)               0                0
                 -------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1995     0      $  0        5,961,188  $  1,192      6,567,062   $   1,710,867   $   (1,198,158)    $   (613,989)


Exercise of options        0         0           57,500        12         60,613               0                0                0

5% Stock dividend          0         0          301,253        60        903,699        (903,759)               0                0

Sale of preferred
stock                100,000        10                0         0        929,990               0                0                0

Shares Issued              0         0           12,175         2         17,954               0                0                0

Sale of S.O.I.
Industries, Inc.
shares                     0         0               0           0             0               0          113,175                0

Net appreciation of
securities                 0         0               0           0             0               0                0           85,228

Net income                 0         0               0           0             0         223,044                0                0
                 -------------------------------------------------------------------------------------------------------------------

Balance,
June 30, 1996        100,000     $  10       6,332,116        1,266    8,479,318       1,030,152       (1,084,983)    $   (528,761)
                 ===================================================================================================================


The accompanying notes are an integral part of these financial statements

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
for the years ended June 30, 1996 and 1995

                                                                                 1996                    1995

Cash flows from operating activities:
     Net income (loss)                                                    $     223,044           $      (281,873)
                                                                           ------------            ---------------

Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization (including $74,068
     in 1995 from discontinued operations)                                    1,157,917                  1,228,948
     Gain on sale of marketable securities                                     (360,512)                  (512,971)
     Loss on sale of property, plant and equipment                                    0                    106,272
     (Recovery) provision for bad debts                                        (651,133)                   745,776
     Loss on disposal of subsidiary                                                   0                    530,637
     Increase (decrease) deferred tax liability                                 148,824                    (87,282)
     Decrease (increase) in accounts receivable                                  75,557                   (890,666)
     Decrease (increase) in inventories                                       1,195,382                   (842,355)
     Increase in prepaid expenses and other assets                             (269,084)                  (313,772)
     Increase in other assets                                                   (50,185)                   (13,798)
     Increase in accounts payable                                               866,511                    404,154
     (Decrease) in accrued liabilities                                          (55,856)                   (12,904)
     (Decrease) in income taxes payable                                              (0)                  (169,077)
                                                                           ---------------          ---------------

         Net cash provided by (used in) operating activities                  2,280,465                   (108,911)
                                                                           -------------            ---------------

Cash flows from investing activities:
     Change in marketable securities                                          1,120,316                  (99,343)
     Acquisition of property, plant and equipment                            (1,387,657)               (1,226,568)
     Proceeds from sales of property, plant and equipment                             0                    24,000
     Net repayments (advances) to affiliates                                    188,367                  (352,736)
     Sale (purchase) of S.O. I. Industries, Inc. shares                         113,175                  (350,000)
                                                                        ---------------            ---------------

         Net cash provided by (used in) investing activities                     34,201                (2,004,647)
                                                                       ----------------             --------------

The accompanying notes are an integral part of these financial statements

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Cash Flows, Continued for the years ended June 30, 1996 and 1995


                                                                                 1996                      1995
Cash flows from financing activities:
     Borrowings from bank                                          $                 0           $        838,932
     Repayment to bank                                                        (778,372)                  (625,790)
     (Repayments) proceeds from revolving lines of credit, net              (2,214,675)                 1,290,433
     Proceeds from sale of preferred stock                                     930,000                          0
     Proceeds from issuance of common stock                                     78,581                    269,399
                                                                        ---------------               -------------

Net cash (used in) provided by financing activities
                                                                            (1,984,466)                 1,772,974
                                                                          -------------                -----------

Net increase (decrease) in cash and cash equivalents                           330,200                    (340,584)

Cash and cash equivalents, beginning of year                                    284,837                    625,421
                                                                        ---------------            ---------------

Cash and cash equivalents, end of year                                 $        615,037           $        284,837
                                                                        ===============            ===============

Supplemental disclosure of cash flow information:
Cash paid during the year for:
              Interest                                                 $        691,677           $        686,559
                                                                        ===============            ===============
              Income taxes                                             $        252,243           $        380,247
                                                                        ===============            ===============

The accompanying notes are an integral part of these financial statements

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements


1.       Organization:

     On April 29, 1994, the shareholders of MagneTech Corporation approved a resolution to change the name of the Company to Digital Communications Technology Corporation (the "Company"). The Company was incorporated on November 12, 1987, under the laws of the State of Delaware, as a wholly-owned subsidiary of S.O.I. Industries, Inc. ("S.O.I"). As of June 30, 1996, S.O.I. owned approximately 18% of the Company.

         The Company is an integrated video communications company which offers video tape duplication and satellite communications services. Sales for the years ended June 30, 1996 and 1995 were generated from video tape duplicating at the Fort Lauderdale and Indianapolis facilities, as well as satellite broadcasting.

         The Company duplicates a variety of video cassettes, including full-length movies, training, music, promotional, sports and educational programs. The Company offers its reproduction services to entertainment companies and a wide range of industrial customers, including advertising agencies, direct selling organizations and educational groups. These customers are located throughout the United States, Canada, and Latin America. Raw materials, primarily videotape ("pancake") and empty video cassettes ("shells") are purchased from several manufacturers at market prices in the United States and the Pacific Rim. The tape and video cassettes are readily available on the open market. The majority of the Company's video duplication equipment is manufactured by several major manufacturers in Japan and purchased from domestic distributors.

         The Company's satellite operation consists of two mobile KU band units which are capable of transmitting live or pre-recorded programming from any location to commercial satellites. DCT's satellite communications customers include local, network and cable television operators, primarily in the Southeastern United States. The equipment utilized in the Company's satellite broadcasting business includes the two KU band broadcasting trucks, cameras, generators, telephonic equipment and dual transmitters. The Company purchases its materials and equipment from several major manufacturers.

          The costs of the Company's products are subject to inflationary pressures and commodity price fluctuations. In addition, the Company from time to time experiences increases in the costs of materials and labor, as well as other manufacturing and operating expenses. The Company's ability to pass along such increased costs through increased prices has been difficult due to competitive pressures. The Company attempts to minimize any effects of inflation on its operations by controlling these costs.


2.       Summary of Significant Accounting Policies:

         Principles of Consolidation

         The accompanying consolidated financial statements for the years ended June 30, 1996 and 1995 include the accounts of Digital Communications Technology Corporation, (D/B/A MagneTech Corporation) and its wholly-owned subsidiaries, Tapes Unlimited, Inc. and DCT - Internet Corporation. The operations of Tapes Unlimited, Inc. were discontinued on June 9, 1995. All significant intercompany transactions have been eliminated.

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued



2.       Summary of Significant Accounting Policies, Continued:

         Management's Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Cash and Cash Equivalents

         The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

         Marketable Securities

         The Company accounts for marketable securities in accordance with the provisions of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115).

         Under SFAS 115, debt securities and equity securities that have readily determinable fair values are to be classified in three categories:

                  Held to Maturity - the positive intent and ability to hold to maturity. Amounts are reported at amortized cost, adjusted for amortization of premiums and accretion of discounts.

                  Trading Securities - bought principally for purpose of selling them in the near term. Amounts are reported at fair value, with unrealized gains and losses included in earnings.

                  Available for Sale - not classified in one of the above categories. Amounts are reported at fair value, with unrealized gains and losses excluded from earnings and reported separately as a component of shareholders' equity.

         Marketable securities consist of listed common stocks with an aggregate cost, based on specific identification, of $2,428,811 as of June 30, 1996. The gross unrealized holding losses as of June 30, 1996 were $533,701, and the gross unrealized holding gains were $4,940. All of the Company's securities are classified as available for sale securities.

         Gains or losses on dispositions of securities are based on the net difference of the proceeds and the adjusted carrying amounts of the securities sold, using the specific identification method.


         Investment S.O.I.

          The market value of the Company's investment in S.O.I. Industries, Inc. is less than the carrying value (cost) of such investment by approximately $600,000 at June 30, 1996. Management does not believe that this investment has been permanently impaired. Subsequesnt to June 30, 1996, the market vaule has increased by approximately $360,000.

         Inventories are valued at the lower of cost (weighted average) or market value.

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued




2.       Summary of Significant Accounting Policies, Continued:

         Property, Plant and Equipment

         Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from 5 to 30 years. Costs of repairs and maintenance are charged to operating expense as incurred; improvements and betterments are capitalized; when items are retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the accounts and any resulting gains or losses are credited or charged to income.

         Income Taxes

         The Company uses the asset and liability method of accounting for income taxes as prescribed by SFAS No. 109, "Accounting for Income Taxes". Under this method, deferred income taxes are recognized for the tax consequences in future years for differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the time period in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in the deferred tax asset and liability.

         Revenue Recognition

         Revenues are recognized when a product is shipped or a service is performed.

         Net Income (Loss) Per Common Share

         The net income (loss) per common share has been calculated using the weighted average shares outstanding during each year. Such weighted average shares have been reduced by the number of treasury shares owned by the Company through its investment in S.O.I. The number of treasury shares owned were approximately 207,000 and 659,400 at June 30, 1996 and 1995, respectively.

         Change in Accounting Standards

         Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," is effective for fiscal years beginning after December 15, 1995. This statement requires that long lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The effect of this pronouncement is not expected to have a material impact on the financial position and results of operations of the Company.

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" is effective for transactions entered into in fiscal years that begin after December 15, 1995. This pronouncement established financial accounting and reporting standards for stock-based employee compensation plans. It encourages, but does not require companies to recognize expense for grants of stock, stock options and other equity.

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued



2.       Summary of Significant Accounting Policies, Continued:

         instruments to employees based on fair value accounting rules. Companies that choose not to adopt the new fair value accounting rules will be required to disclose pro forma net income and earnings per share under the new method. The Company anticipates adopting the disclosure provisions of SFAS No. 123, although the impact of such disclosure has not been determined.

         Reclassifications

         Certain amounts reflected in the 1995 consolidated financial statements have been reclassified to conform to the 1996 presentation.



3.       Inventory:

         Inventories consist of the following at June 30:

                                            1996                      1995



         Raw materials               $    1,891,393            $    3,008,167
         Work-in-process                    769,254                   885,976
         Finished goods
                                            202,264                   164,150
                                      -------------              -------------

                                    $     2,862,911             $   4,058,293
                                      =============              =============



4.       Property, Plant and Equipment:

         Property, plant and equipment consists of the following:


         Land                                              $         73,000
         Buildings and improvements                                 333,040
         Machinery and equipment                                  8,779,665
         Leasehold improvements                                     213,663
         Furniture and fixtures                                     145,050
         Transportation equipment                                   369,030
         Computer equipment                                         319,122
                                                               -------------

                                                                  10,232,570
         Less accumulated depreciation                            (4,763,266)

         Net property, plant and equipment                   $     5,469,304
                                                               =============


     Depreciation expense was $1,157,917 and $1,189,449 for the years ended June 30, 1996 and 1995, respectively.

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued



5.       Related Party Transactions:

         Loans Receivable

         These amounts represent advances to affiliates and are due on demand. Advances are non-interest bearing.

         Management Fees

         The Company paid to S.O.I. $180,000 and $340,800 for administrative services for the years ended June 30, 1996 and 1995, respectively. Management fees payable to S.O.I were terminated December 31, 1995.

         Employee Stock Ownership Plan

         The Company  participates  in S.O.I.'s  Employee  Stock  Ownership Plan
         (ESOP). This Plan provides retirement benefits to substantially all employees. The ESOP is a qualified employee benefits plan exempt from taxation under the Internal Revenue Code of 1986, as amended. There are 90,291 shares of S.O.I common stock in the ESOP.

         Effective July 1, 1996, the Board of Directors of S.O.I voted to terminate the ESOP. The ESOP stock will therefore be distributed to employees of SOI, DCT, and Tempo Lighting, Inc. who were eligible to participate in the ESOP after a final allocation and accounting of the ESOP is conducted.




6.     Revolving Lines of Credit:

     The Company has a revolving line of credit agreement for aggregate borrowings of up to $4,000,000. Interest is payable on all outstanding cash advances at the bank's prime lending rate plus 3/8% (8.625% at June 30, 1996). Any unpaid principal and accrued interest is due on demand, but no later than August 1996. The line of credit is collateralized by accounts receivable, inventory and equipment. The terms of the agreement require, among other provisions, that the Company comply with requirements for maintaining certain cash flow and other financial ratios and restricts the payment of cash dividends. As of June 30, 1996, $1,625,000 has been drawn upon the line of credit.

     Average short-term borrowings under this revolving credit agreement were $3,699,194, at an average interest rate of 8.87%.

     Subsequent to June 30, 1996 the Company signed a commitment letter, subject to certain conditions, with Bank One, N.A. ("Bank") which would provide a new credit facility to replace the existing facility with NBD Bank, N.A.. The financing consists of a revolving line of credit, term loans and a long term lease agreement. Under the revolving line of credit, borrowings can be made up to $5,000,000 based upon collateral values as determined under the agreement. The term loans consist of a $2,500,000 secured term loan and a capital expenditure term loan facility for up to $1,250,000, based upon 80% of the acquisition costs of new machinery and equipment. The long term lease agreement is collateralized with new equipment in excess of $700,000. All of the above agreements are collateralized by accounts receivable, inventory and equipment. The facility has a two year term and includes interest rates at .25% and .50% above the Bank's base rate (closely related to the Bank's prime interest rate).

                                      F-11


DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued



7.       Long-Term Debt:

         Long-term debt as of June 30, 1996 consists of the following:
                  Loan  payable  to a bank in  monthly  installments  of  $3,198
                  including   interest   at   8.75%,    maturing   April   2007;
                  collateralized
                  by real estate.                                                                 $        269,899

                  Loan payable to a bank in monthly  principal  installments  of
                  $7,440  plus  interest  at prime  plus 1%  (9.25%  at June 30,
                  1996),   maturing  June  1997;   collateralized   by  accounts
                  receivable,   inventory,  and  equipment.  The  terms  of  the
                  agreement  require,  among other provisions,  that the Company comply with
                   requirements for maintaining certain cash flow and other
                  financial ratios.                                                                        297,619


                  Loans  payable  to a bank in monthly  installments  of $18,868 plus  interest  at prime  plus 1/4%  (8.5% at June 30,  1996), maturing  through  June 2000;  collateralized  by the accounts
                  receivables,   inventory  and  equipment.  The  terms  of  the
                  agreement  require,  among other provisions,  that the Company comply with requirements for maintaining certain cash flow and
                  other financial ratios.                                                                  813,810

                  Loan payable to a bank in monthly installments of $29,000 plus interest at prime plus 1/4% (8.5% at June 30, 1996),  maturing
                  December  1998;   collateralized   by  accounts   receivables,
                  inventory,  and equipment. The terms of the agreement require,
                  among  other   provisions,   that  the  Company   comply  with
                  requirements for
                  maintaining certain cash flow and other financial ratios.                                847,125

                  Loan  payable  to a bank in  monthly  installments  of  $6,149 including interest at 7.63%, maturing January 2003;
                  collateralized by machinery and equipment; guaranteed by S.O.I.                          372,737
                                                                                                   ----------------


                                                                                                         2,601,190

                  Less current portion                                                                    (935,127)
                                                                                                   -----------------

                                                                                                  $      1,666,063
                                                                                                   ================


         The contractual maturities on long-term debt are as follows:

         Years ending June 30,
         ---------------------

                  1997                                 $          935,127

                  1998                                            641,786

                  1999                                            450,262

                  2000                                            212,633

                  2001                                             83,854

                  Thereafter                                      277,528
                                                         ----------------

                                                         $      2,601,190
                                                         ================

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued



8.       Commitments:

          The Company leases its office facilities under operating leases expiring through May 1999. The leases provide for increases based on real estate taxes and operating expenses. The Company also leases facilities and equipment on a month-to-month basis.

         Aggregate future minimum rental payments under the above leases are as follows:

         Year ending June 30,
         --------------------

                  1997                                $           306,127

                  1998                                            297,852

                  1999                                            273,031

                                                          ---------------
                                                       $          877,010
                                                          ===============


          Rent expense under the above leases for the years ended June 30, 1996 and 1995 was $414,075 and $412,568, respectively.



9.       Preferred Stock:

          On May 6, 1996 the Company sold 100,000 shares of Class A Convertible Preferred Stock ("Preferred Stock") in a private placement. The Preferred Stock is convertible into Common Stock at the discretion of the holder at the lesser of (i) 20% discount on the previous five day average closing bid at conversion, or (ii) previous five day average closing bid price at closing. The holder may convert up to 20% of the Preferred Stock every 30 days beginning June 15. The Preferred Stock is convertible for a term of three years, and accrues dividends at a rate of 7% per annum (dividends are rescinded if the shares are converted in the first year). The holders of the preferred shares do not have any voting rights. As of June 30, 1996 no shares of Preferred Stock were converted.

          Through September 1996, 20,000 shares of Series A Preferred Stock had been converted, pursuant to their original terms, into 133,494 shares of Common Stock at an average per share conversion price of $ 1.57. The terms of the Preferred Stock which provided for a lower conversion price than the quoted market price of the Common Stock at the time of conversion resulted in an aggregate difference of approximately $ 7,825 related to the shares converted through September 1996. Such terms take into account a number of factors affecting value, including the ability to market a significant number of shares of the underlying common stock which were negotiated at the time of the issuance of the Preferred Stock. Accordingly, management believes that the value of shares issued should be recorded at the carrying amount of the Preferred Stock converted. If such treatment is ultimately determined to be inappropriate, all or a portion of the difference could be accounted for as a Preferred Stock dividend which although would not impact the Company's statements of operations or total shareholders' equity, would adversely impact the Company's earnings per share calculations in periods of conversions. If these shares had been converted at the beginning of fiscal year 1996, the net income per share would have been $ 0.04.

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued



10.      Sales to Major Customers:

         During the year ended June 30, 1996, one customer accounted for approximately 17.6% of the Company's sales. During the year ended June 30, 1995, two customers accounted for approximately 28% of the Company's sales.



11.      Financial Instruments:

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent other information available to management as of June 30, 1996. Such amounts have not been comprehensively reviewed or updated since that date and, therefore may not represent current estimates of fair value. The fair value of debt has been estimated using discounted cash flow models incorporating discount rates based on current market interest rates for similar types of instruments. At June 30, 1996, the difference between the fair value and the carrying value of debt instruments was not material.



12.      Stock Option Plan:

         On January 22, 1990, the Board of Directors adopted the MagneTech Corporation 1990 Employees' Stock Option Plan. As of June 30, 1996, there were 9,370 shares reserved for future issuance at exercise prices which range from $1.00 to $3.44 per share.

        There was no compensation expense as of June 30, 1996 and June 30, 1995. The following is a summary of all option transactions:

                                             Shares                 Option Price

          Outstanding July 1, 1994           244,375              $1.00 - $1.50
          Granted                             35,000              $2.25 - $3.44
          Exercised                         (141,250)             $1.00 - $1.50
          Canceled                           (15,000)                 $1.50
                                      ---------------           ----------------

          Outstanding June 30, 1995          123,125              $1.00 - $3.44
          Granted                            204,500              $1.00 - $1.50
          Exercised                          (57,500              $1.00 - $2.25
                                      ---------------           ----------------

          Outstanding  June 30, 1996         270,125              $1.00 - $3.44
                                      ===============           ================

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued


13.      Income Taxes:

         The provision for income taxes is as follows:


                                           1996                      1995

        Current:
        Federal                 $           23,784            $      294,762
        State                               21,109                    76,724
                                       --------------           --------------

                                            44,893                  371,486
                                       --------------           --------------

        Deferred:
        Federal                             54,395                   (70,077)
        State                                9,715                   (18,242)
                                       --------------            --------------

                                            64,110                   (88,319)
                                       --------------            --------------



                                    $       109,003           $      283,167
                                       ==============            ==============


         Reconciliations of the differences between income taxes computed at federal statutory tax rates and consolidated provisions for income taxes are as follows:

                                                1996                     1995





        Tax at federal statutory rate            34.0%                    34.0 %

        State income tax - net of federal
        benefit                                   5.5%                     8.8 %

                  Other                          15.0%                    (4.9)%
                                           -----------               -----------

                                                 54.4%                     37.9%
                                           ===========               ===========

         The tax effects of temporary differences which comprise the deferred tax assets and liabilities are as follows:

                                                                       1996

        Assets:

       Allowance for doubtful accounts                                 163,596
       Investments - unrealized holding losses                         208,861
       Loss and credit carryforwards                                   185,816
       Reserve for inventory obsolesence                                 7,900
                                                                       -------
                                                                       566,173

       Liabilities:
       Property and equipment - depreciation                          (507,322)
       Deferred state tax benefit                                       (7,206)

   Net asset                                                            51,645

   Less:  Valuation allowance                                         (208,861)
                                                                      --------

   Deferred tax liability                                           $ (157,216)
                                                                      =========

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued



14.      Employment Agreements:

         The Company has entered into employment agreements with four of its officers. The agreements range for terms of two to three years and contain certain bonus provisions. The minimum annual salaries (excluding bonus arrangements) for the years ending June 30, are as follows:

                  1997                                   $          478,000
                  1998                                              345,500
                  1999                                              191,700
                                                            ---------------
                                                          $       1,015,200
                                                            ===============




15.      Concentration of Credit Risk:

          Financial instruments which potentially expose the Company to a concentration of credit risk consist principally of cash investments, and trade receivables. The Company places substantially all its cash with major financial institutions, and by policy, limits the amount of credit exposure to any one financial institution. The balances, at times, may exceed federally insured limits. At June 30, 1996, the Company exceeded the insured limit by approximately $388,600. At June 30, 1996 two equity investments accounted for approximately 67% of total investments. Approximately 41% of the Company's accounts receivable, before allowances, was due from three customers at June 30, 1996.



16.      Discontinued Operations:

         In June 1995, the Company discontinued the operations of Tapes Unlimited, Inc. ("Tapes"). The results of operations of Tapes have been reported separately as a discontinued operation in the Consolidated Statements of Operations. Prior years consolidated financial statements have been reclassified to conform with the current year presentation.

         Summarized results of operations of the discontinued operations of Tapes for 1996 and 1995 are as follows:


                                                1996                  1995



Net sales                                   $         0          $    2,658,516
                                             ==========           =============

Operating income (loss)                     $         0          $       37,926
                                             ==========           =============

Loss before income taxes                    $   230,511          $     (561,924)

Income tax benefit                               98,774                (240,784)
                                             ----------           -------------

Gain (loss) from discontinued operation     $   131,737          $     (321,140)
                                             ==========           =============

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued




16.      Discontinued Operations, Continued:



         In connection with the shutdown of operations of Tapes, the Company recorded a charge of $443,400, net of tax of $87,237, to write-off the goodwill recorded in connection with the acquisition of tapes.

         The assets and liabilities of Tapes, which have not been reclassified on the consolidated balance sheets, are as follows:

                                                        1996            1995



 Current assets, principally cash, accounts
  receivable and inventories                        $  16,649     $    133,790


 Plant and equipment                                       -             3,839
                                                    ----------    --------------


 Total assets                                       $  16,649     $    137,629
                                                    ==========    ==============


 Accounts payable and accrued liabilities, net
  of amounts due to the Company of $100,967
  in 1996 and $40,700 in 1996                      $   71,856     $    423,114
                                                    ----------    --------------

 Total liabilities                                  $  71,856     $    423,114
                                                    ==========    ==============


17.      Litigation:

         The Company may from time to time be party to various legal actions arising during the ordinary course of its business. In addition, the Company is currently involved in the following litigation:

         On March 4, 1996, Richard Abrons, allegedly on behalf of the Company, and Adrian Jacoby, allegedly on behalf of an affiliate company, S.O.I. Industries, Inc. ("SOI"), brought a purported shareholder derivative lawsuit against the Company's board of directors - Kevin B. Halter, Kevin B. Halter, Jr., Gary C. Evans and James Smith - Halter Capital Corporation and Securities Transfer Corporation. In addition, the Company and SOI have been joined as "nominal defendants." In the lawsuit, the Plaintiffs have alleged breaches of fiduciary duty, fraud, and violations of state securities laws. The Plaintiffs seek unspecified actual and exemplary damages, a constructive trust against the assets of the defendants and an accounting of the affairs of the Defendants with respect to their dealings with the Company and SOI. In addition, the Plaintiffs have requested a temporary injunction and the appointment of a receiver for the Company and SOI. The Plaintiffs have brought this lawsuit allegedly to vindicate the wrongs that the Plaintiffs claim were done to the Company and SOI by the individual defendants and their affiliated companies, and if any damages are ultimately awarded to the Plaintiffs, those damages will be on behalf of, and for the benefit of, the Company and all of its shareholders. If they are successful, the Plaintiffs may recover certain attorney's fees and costs. This case is entitled Richard Abrons et al v. Kevin B. Halter et al, Cause no. 96-02169-G, in the 134th Judicial District, Dallas County, Texas. Even though the Company is a nominal defendant in the lawsuit, the Plaintiffs have not sought to recover any damages against the Company. In this type of lawsuit, the Company is joined as a procedural matter to make it a party to the lawsuit.

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued



17.      Litigation, Continued:

         All of the Defendants have answered and denied the allegations contained in the Plaintiffs' Petition. A certain amount of discovery has been conducted by both Plaintiffs and Defendants. All of the Defendants deny all of the material allegations and claims in the Petition, dispute the Plaintiffs' contention that it is a proper shareholder derivative action, deny that the Plaintiffs have the right to pursue this lawsuit on behalf of the Company and SOI and are vigorously defending the lawsuit. In addition, the defendants have filed Counterclaims against the Plaintiffs and third party actions against Blake Beckham, Attorney at Law, Beckham & Thomas, L.L.P., Sanford Whitman, the former CFO of the Company and Jack Brown, the former president of the Company, seeking damages in excess of $50 million. In its Counterclaim, the Company has asserted that the filing of this lawsuit and Temporary Restraining Order caused the Company damages. However, the Company does not believe that the lawsuit will have any further material impact on the operations or financial condition of the Company.



          The Company does not believe that it is currently involved in any pending actions that will have a material adverse effect on its business, financial condition and results of operations.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

The following table sets forth certain information about the executive officers and directors of the Company.

   Name                      Age      Position
   ----                      ---      --------

   Hugh C. Coppen            52       President and Chief Executive Officer,
   Director
   Kevin B. Halter           60       Chairman of the Board of Directors
   Jim Weinberg              40       Chief Operating Officer
   Douglas L. Miller         31       Vice President and Chief Financial Officer
   Bob Byrne                 35       Vice President/General Manager
   Kevin B. Halter, Jr.      35       Vice President, Secretary and Director
   Gary C. Evans             39       Director
   James Smith               59       Director


Set forth below is a description of the backgrounds of the executive officers and directors of the Company.

     Hugh C. Coppen has served as President and Chief Executive Officer of the Company since May 1996. In July 1996, Mr. Coppen was named as a Director of the Company. Mr. Coppen has been in management in the video duplication business for eight years. From 1988 to 1992, he served as the President of VTR Video, then the leading video duplicator in Canada. From 1992 to 1993 , Mr. Coppen served as the UK President and later Management Consultant to West Coast Video Duplicating, the third largest video duplicator in the world. In 1994, Mr. Coppen co-founded Quality Works Inc., a management consulting practice which specialized in the implementation of Total Quality Management principles and practices into manufacturing and service companies, including video duplication companies. Most recently, Mr. Coppen has served as Vice President of
Manufacturing for Allied Digital Technologies, one of the largest video duplicators in the United States.

     Kevin B. Halter has served as Chairman of the Board of DCT since June 28, 1994 and as Vice Chairman of the Board of DCT from February 1994 to June 1994. Mr. Halter served as Chief Executive Officer of DCT from June 1994 to May 1996. Mr. Halter has served as President, Chief Executive Officer and Chairman of the Board of SOI since June 28, 1994. Mr. Halter also served as Vice Chairman of the Board of SOI from January 1994 to June 28, 1994. Mr. Halter also served as Chairman of the Board of Directors of American Quality Manufacturing Corporation until September 1996. In addition, Mr. Halter has served as Chairman of the Board and Chief Executive Officer of Halter Capital Corporation ("HCC"), a privately-held investment and consulting company, since 1987. From 1987 until October 1992, Mr. Halter was a director and officer of Halter Venture Corporation, a publicly-held company then based in Dallas, Texas. Mr. Halter is the father of Kevin B. Halter, Jr.

     Jim Weinberg was the co-founder of MagneTech and served as the Executive Vice President of the Company from 1987 to March 1996. In April 1996, Mr. Weinberg was named Chief Operating Officer of the Company. From 1978 to 1987, Mr. Weinberg was the owner of Television Production Services, Inc., a video production company specializing in national television commercials and sporting events.

     Douglas L. Miller has served as Vice President and Chief Financial Officer of the Company since February 1996. From 1991 to February 1996, Mr. Miller served as the Controller of Independent National Distributors, Inc., a national music distribution subsidiary of Alliance Entertainment Corporation, a publicly-held company listed on the New York Stock Exchange. Prior to that, Mr. Miller served with PMG Peat Marwick. Mr. Miller is a licensed CPA.


     Robert A. Byrne, Jr. has served as general manager of the Indianapolis facility since 1993 and was promoted to Vice President in April 1996 with responsibilities for the overall production at both of the Company's facilities. Prior to joining the Company, Mr. Byrne was the Director of Operations for West Coast Video Duplicating from 1988 to 1993. Mr. Byrne also served as the Operations Manager for High Speed Video Duplicating from 1986 to 1988.

     Kevin B. Halter, Jr. has served as Vice President, Secretary and director of the Company since January 1994. Mr. Halter has also served as Secretary, Treasurer and director of SOI and AQM since February 1994. Mr. Halter is also the President of Securities Transfer Corporation, a registered stock transfer company, a position he has held since 1987. Mr. Halter is also Vice President and Secretary of HCC. Mr. Halter is the son of Kevin B. Halter.

     Gary C. Evans has served as a director of the Company since March 1995. Mr. Evans has served as President and Chief Executive Officer of Magnum Petroleum, Inc., a publicly-held company listed on the American Stock Exchange, since July of 1995. Mr. Evans has served as Chairman of the Board, President and Chief Executive Officer of Hunter Resources, Inc. (formerly Intramerican Corporation) since September 1992, prior to it being acquired by Magnum Petroleum, Inc. Mr. Evans also served as President, Chief Operating Officer and director of Hunter Resources, Inc. from December 1990 to September 1992. Mr. Evans was President and Chief Executive Officer of Sunbelt Energy, Inc. (the predecessor to Hunter Resources, Inc.) and its subsidiaries from 1985 to December 1990. Mr. Evans is President and Chief Executive Officer of Gruy Petroleum Management Co., Magnum Hunter Production, Inc. and Hunter Gas Gathering, Inc., wholly-owned subsidiaries of Magnum Petroleum, Inc. Mr. Evans was Vice President and Manager of the Southwestern region of the Energy division of Mercantile Bank of Canada for four years prior to forming Sunbelt Energy, Inc.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Based solely on the review of Form's 3, 4 and 5 and amendments thereto provided to the Company pursuant to Rule 16a-3(e), no individuals have failed to file on a timely basis reports required by Section 16(a) of the 1934 Act during the period from the date that the Company's Common Stock was registered under the Section 12 of the Securities Exchange Act of 1934, as amended to June 30, 1996.



 ITEM 10.       EXECUTIVE COMPENSATION

     The following table sets forth the cash and non-cash compensation paid by the Company to its Presidents and Chairman for the fiscal year ended June 30, 1996, 1995, and 1994. None of the Company's other executive officers and directors received cash or non-cash compensation in excess of $100,000 for the fiscal year ended June 30, 1996.

                                                                            Long Term Compensation
                                                                    --------------------------- -----------
                                       Annual Compensation                    Awards              Payout
                                ----------------------------------- --------------------------- -----------

(a)                      (b)       (c)         (d)         (e)          (f)           (g)          (h)          (i)

                                                          Other
Name                                                      Annual      Restricted    Securities                 All Other
and                                                       Compen-       Stock      Underlying       LTIP     Compen-sation
Principal                                                 sation       Award(s)      Options/      Payouts        ($)
Position                Year    Salary($)    Bonus($)       ($)            ($)        SARs (#)        ($)
- ---------------------- -------- ----------- ----------- ----------- ------------ -------------- ----------- ------------


Hugh C. Coppen
President & CEO <F1>    1996       $19,230           -           -            -              -           -            -
                        1995             -           -           -            -              -           -            -
                        1994             -           -           -            -              -           -            -

Jack D. Brown, Jr.
President <F2>          1996       $67,019     $20,946           -            -              -           -      $17,981
                        1995       $85,000           -           -            -              -           -            -
                        1994       $64,667     $50,000     $15,217            -              -           -            -

Kevin B. Halter
Chairman                1996      $114,538           -           -            -              -           -            -
                        1995       $72,000           -           -            -              -           -            -
                        1994            $0           -           -            -              -           -            -


    <F1> Mr. Coppen was named  President  and CEO of the  Company on May 6,
    1996. The salary listed reflects earnings from that date to the year ended June 30, 1996.

     <F2> Mr. Brown's  employment was terminated  April 12, 1996. The salary and bonus listed reflects earnings from July 1, 1995 to that date. The "all other compensation" represents the partial accrual of a six month severance package provided to Mr. Brown upon his termination. These severance payments were accrued weekly in amounts equal to his salary at the termination date.



                                                  Individual Grants
        ------------------------------------------------------------------------------------------------------
                 (a)                  (b)                (c)                 (d)                  (e)

                                   Number of
                                   Securities         % of Total
                                   Underlying       Options/SAR's
                                    Options/          Granted to
                                     SAR's           Employees In     Exercise or Base
        Name                      Granted (#)        Fiscal Year        Price ($/Sh)        Expiration Date
        ---------------------- ------------------- ----------------- -------------------- --------------------

        Hugh C. Coppen <F1>         100,000              23%             $2.00/Share       January 12, 2001

        Kevin B. Halter              65,000              15%             $1.31/Share         July 1, 2002


    <F1> The Company granted Mr. Coppen options to purchase up to 100,000 shares of the Company's Common Stock. The stock options are exercisable for a period of five years and become vested and exercisable based upon the Company's pre-tax operating profits for the year ending June 30, 1997. The vesting schedule ranges from 100% of the stock options if certain goals are met, to a minimum of 50%, regardless of the Company's pre-tax operating profits.

     In 1990 and 1993, the Company granted the former President, Jack D. Brown, Jr., options to purchase up to 50,000 and 50,000 shares of Common Stock, respectively. The stock options are presently fully vested. The 1990 stock options were exercised in the prior year, and the 1993 options were exercised in the current year at an exercise price of $1.00 per share.


        (a)                         (b)                 (c)                  (d)                   (e)

                                                                          Number of
                                                                          Securities             Value of
                                                                          Underlying           Unexercised
                                                                         Unexercised           In-the-Money
                                                                      Options / SARs at     Options / SARs at
                                                                          FY-End (#)            FY-End ($)
                              Shares Acquired                           Exercisable /         Exercisable /
        Name                  on Exercise (#)   Value Realized ($)      Unexercisable         Unexercisable
        -------------------------------------------------------------------------------------------------------
        Jack D. Brown             50,000              $78,000             -0- / -0-             -0- / -0-



EMPLOYMENT AGREEMENTS

     The Company has employment agreements with Hugh C. Coppen and Kevin B. Halter.

     The agreement with Mr. Coppen is for a term of three years commencing May 6, 1996 and provides for a salary of $125,000 per annum. In addition, Mr. Coppen receives the same benefits as other employees of the Company and reimbursement for expenses incurred on behalf of the Company. The employment agreement also contains, among other things, covenants by Mr. Coppen that in the event of termination for cause, he will not associate with a business that competes with the Company for a period of one year after cessation of employment. The employment agreement also provides for a bonus arrangement based upon the following formula: a bonus not to exceed 5% of the net operating profits before taxes and before any income/loss arising from investments or extraordinary items.

     The agreement with Mr. Halter is for a term of three years and expires on December 31, 1998. The agreement provides a salary of $175,000 per annum. In addition, Mr. Halter receives the same benefits as other employees of the Company and reimbursement for expenses incurred on behalf of the Company. The employment agreement also contains, among other things, covenants by Mr. Halter that in the event of termination for cause, he will not associate with a business that competes with the Company for a period of one year after cessation of employment.

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

EMPLOYEE STOCK OWNERSHIP PLAN

     While an affiliate of SOI, the Company participated in the SOI Employee Stock Ownership Plan ("ESOP"). The ESOP provided retirement benefits to substantially all employees. The ESOP was a qualified employee benefit plan exempt from taxation under the Internal Revenue Code of 1986, as amended. There were 90,291 shares of SOI Common Stock in the ESOP.

     Effective July 1, 1996, the Board of Directors of SOI voted to terminate the ESOP. The ESOP stock will therefore be distributed to employees of the Company who were eligible to participate in the ESOP after a final allocation and accounting of the ESOP is conducted.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of September 25, 1996 with regard to the beneficial ownership of the Common Stock by (i) each person known to the Company to be the beneficial owner of 5% or more of its outstanding Common Stock, (ii) by the officers, directors and key employees of the Company individually and (iii) by the officers and directors as a group.



 Name and Address of                     Number of Shares
 Beneficial Owner                       Beneficially Owned     Percent of Class
- ------------------------------------ ----------------------- -------------------

Halter Capital Corporation
P.O. Box 701629
Dallas, Texas 75370                         1,765,505                27%

S.O.I. Industries
16910 Dallas Parkway, Suite 100
Dallas, Texas  75248                        1,101,962                17%

Cameron Capital Ltd.
100 Cavedish Road
Hamilton HM 19, Bermuda                       800,166 (1)            12%


Hugh C. Coppen                                     -                 -

Kevin B. Halter                             1,854,305 (2)            29%


Kevin B. Halter, Jr.                        1,830,505 (2)            28%

Gary C. Evans                                   2,000                 *

James Smith                                       236                 *

Jim Weinberg                                   49,779 (3)             *

Douglas L. Miller                              50,000 (3)             *

Robert A. Byrne, Jr.                           15,000 (3)             *

All directors and officers as a             2,036,320 (3)            32%
group (8 persons)



     (1) Cameron Capital Ltd. is the holder of 133,494 shares of Common Stock and an additional 80,000 shares of Series A Convertible Preferred Stock ("Preferred Stock"). The number of shares assumes conversion of all remaining shares of the Preferred Stock (based upon the closing price of the Company's Common Shares as of September 25, 1996). The Preferred Stock is convertible into the Company's common stock at a 20% discount to the market price at the date of conversion.

     (2) Kevin B. Halter and Kevin B. Halter, Jr. serve as directors and officers of Halter Capital Corporation ("HCC"), and as a result may be deemed to be the beneficial owners of the 1,765,505 shares of Common Stock owned by HCC. However, pursuant to Rule 16a-3 promulgated under the Exchange Act, they expressly disclaim that they are the beneficial owners, for purposes of Section 16 of the Exchange Act, of any such stock, other than those shares in which they have an economic interest. In addition, the total number of shares includes 65,000 shares for which both Kevin B. Halter and Kevin B. Halter, Jr. have the right to acquire from stock options previously granted.

     (3) The number of shares includes shares for which the directors and officers have the right to acquire from stock options previously granted. These options are fully vested and are exercisable within the next 60 days.

     *  Less than 1%.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     No transactions have occurred during the last two years, or proposed transactions, to which the Company was or is to be a party, in which any related party had or is to have a direct or indirect material interest.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     3.1 Certificate of Incorporation, as amended *

     3.2 Certificate of Amendment to Certificate of Incorporation of the Company dated November 8, 1995

     3.3 Bylaws*

     4.1 Certificate of Designation of Convertible Series A Preferred Stock

     10.1 Secured Credit Agreement with NBD Bank, N.A.**

     10.2 Employment Agreement between the Registrant and Hugh C. Coppen

     10.3 Lease Agreement for Indianapolis, Indiana facility *

     10.4 Lease Agreement for Ft. Lauderdale facility *

     10.5 Employment Agreement between the Registrant and Kevin B. Halter

     21.0 Listing of Subsidiaries

     * Previously filed with the Securities and Exchange Commission in connection with the Registration Statement (including any amendments thereto) on Form S-18 of the Registrant, No 33-27974-A.

     ** Previously filed with the Securities and Exchange Commission as Exhibits to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1994.

(b)  Reports on Form 8-K

No report on Form 8-K was filed during the last quarter of the year ended June 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

DIGITAL COMMUNICATIONS CORPORATION

         /s/ Hugh C. Coppen
By:  _____________________________                           September 30, 1996
     Hugh C. Coppen, President & CEO

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

/s/ Hugh C. Coppen
______________________________                               September 30, 1996
Hugh C. Coppen, President & CEO
(Principal Executive Officer) and
Director

/s/ Kevin B. Halter
______________________________                               September 30, 1996
Kevin B. Halter, Chairman of
the Board

/s/ Jim Weinberg
______________________________                               September 30, 1996
 Jim Weinberg, Chief
Operating Officer

/s/ Douglas L. Miller
______________________________                               September 30, 1996
Douglas L. Miller, Vice President
& Chief Financial Officer

/s/ Robert A. Byrne
______________________________                               September 30, 1996
Robert A. Byrne, Vice President
General Manager

/s/ Kevin B. Halter, Jr.
______________________________                               September 30, 1996
Kevin B. Halter, Jr., Vice
President, Secretary and Director

/s/ Gary C. Evans
______________________________                               September 30, 1996
 Gary C. Evans, Director

/s/ James Smith
______________________________                               September 30, 1996
James Smith, Director

                                  EXHIBIT 3.2

                             CETIFICATE OF AMENDMENT
                         TO CERTIFICATE OF INCORPORATION
                OF DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION


     In accordance with Sections 242 and 103 of the Delaware General Corporation Law, as amended, Digital Communications Technology Corporation, a Delaware corporation, does hereby adopt the following amendments to its Certificate of
Incorporation:

     FIRST: The first sentence of Article V of the Company's Certificate of Incorporation will be amended to read as follows:

     "The total number of shares of stock which the Corporation shall have the authority to issue is 25,000,000 shares of Common Stock, wich par value of $.0002, all of the same class and 10,000,000 shares of Preferred Stock, with par value of $.00001.

     A  second   paragraph  to  Article  V  of  the  Company's   Certificate  of
Incorporation has been added as follows:

     "Preferred Stock may be issued in one or more series as may be determined from time to time by the Board of Directors. All shares of any one series of Preferred Stock will be identical except as to the date of issue and the dates from which dividendson shares of the series issued on different dates will cumulate, if cumulative. Authority is hereby expressly granted to the Board of Directors to authorize the issuance of one or more series of Preferred Stock, and to fix by resolution or resolutions providing for the issue of each such series the voting powers, designations, preferences, and relative, participating, optional, redemption, conversion, exchange or other special rights, qualifications limitations or restrictions of such series, and the number of shares in each series, to the full extent now or hereafter permitted by law."

     SECOND: The foregoing amendment was adopted by the Board of Directors. The amendment was recommended to the stockholders by the Board of Directors. A special meeding of the stockholders was held on October 13, 1995. The stockholders approved the amendment in accordance with Section 242 of the Delaware General Corporation Law.

     EXECUTED as of the 8th day of November, 1995.

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION


By: /s/ Kevin B. Halter
    ----------------------------------------
    Kevin B. Halter, Chief Executive Officer

                                  EXHIBIT 4.1

                           CERTIFICATE OF DESIGNATION


Series A Preferred Stock:

     Section 1. Designation and Amount. The shares of such series shall be designated as "Series A Convertible Preferred Stock" (the "Convertible Preferred Stock") and the number of shares constituting the Convertible Preferred Stock shall be 100,000. Such number of shares may be increased or decreased by resolution of the Board of Directors; provided, that no decrease shall reduce the number of shares of Convertible Preferred Stock to a number less than the number of shares then outstanding plus the number of shares reserved for issuance upon the exercise of outstanding options, rights or warrants or upon the conversion of any outstanding securities issued by the Corporation convertible into Convertible Preferred Stock.

Section 2. Conversion Rights.
           ------------------

     a. Right to Convert. Each share of Convertible Preferred Stock may be converted at the option of the holder thereof at the times set forth herein, and without the payment of any additional consideration thereof, into the number of fully paid, nonassessable shares of common stock $.0002 par value per share, of the Corporation (the "Common Stock") as is determined by dividing the price paid per share of Convertible Preferred Stock by the lesser of (i) 100% of the average closing price as reported by the American Stock Exchange of the Company's Common Stock (the "Closing Price") for the five (5) trading days immediately prior to the original date of issuance of the shares of Convertible Preferred Stock (the "Original Issuance Date") or (ii) 80% of the average Closing Price for the five (5) trading days immediately prior to the Date of Conversion, as defined below in Section 1.c. (such lesser value is hereinafter referred to as the "Conversion Price").

     b. Conversion Periods. Each original holder of share of Convertible Preferred Stock shall have the option to convert: (i) 20% of its shares at any time from and after the 40th day following the date of issuance, (ii) 40% of its shares at any time from and after the 70th day following the date of issuance,
(iii) 60% of its shares at any time from and after the 100th day following the date of issuance, (iv) 80% of its shares at any time from and after the 130th day following the date of issuance an (v) 100% of its shares at any time from and after the 160th day following the date of issuance. Should an original holder transfer any of its shares of Convertible Preferred Stock prior to the 160th day following the date of issuance, the transferee shall be entitled to convert such shares in accordance with the foregoing schedule.

     c. Mechanics of Conversion. No fractional shares of Common Stock shall be issued upon conversion of Convertible Preferred Stock. In lieu of any fractional share to which the holder would otherwise be entitled, the Corporation shall round up to the nearest whole share. In the case of a dispute as to the calculation of the Conversion Price, the Corporation's calculations shall be deemed conclusive absent manifest error. In order to convert Convertible Preferred Stock into shares of Common Stock, the holder shall surrender the certificate or certificates thereof, duly endorsed, either by overnight courier or 2-day courier, to the office of the Corporation or of any transfer agent for the Convertible Preferred Stock, and shall give written notice to the Corporation at such office that the holder elects to convert the same, the number of shares of Convertible Preferred Stock so converted and a calculation of the Conversion Price (with an advance copy of the certificate(s) and the notice by facsimile); provided, however, that the Corporation shall not be obligated to issue certificates evidencing shares of Common Stock issuable upon such conversion unless certificates evidencing such shares of Convertible Preferred Stock are delivered to the Corporation or its transfer agent as provided above, or the holder notifies the Corporation or its transfer agent that such certificates have been lost, stolen or destroyed and executes an agreement satisfactory to Corporation to indemnify the Corporation from any loss incurred by it in connection with such certificates.

     The Corporation shall use its best efforts to issue and deliver within three (3) business days after delivery to the Corporation of such Convertible Preferred Stock certificates, or after such agreement and indemnification, to such holder of Convertible Preferred Stock at the address of the holder on the stock books of the Corporation, a certificate or certificates for the number of shares of Common Stock to which the holder shall be entitled as aforesaid. The date on which notice of conversion is given (the "Date of Conversion") shall be deemed to be the date set forth in such notice of conversion provided the original shares of Convertible Preferred Stock to be converted are received by the Corporation of the transfer agent, as the case may be, within three (3) business days thereafter and the person or person entitled to receive the shares of Common stock issuable upon such conversion shall be treated for all purposes as the record holder or holders of such shares of Common Stock on such date. If the original shares of Convertible Preferred Stock to be converted are not received by the transfer agent within three (3) business days after the Date of Conversion, the notice of conversion shall become null and void.

Section 3. Corporate Events.
           ----------------

     a. Notices of Record Date. In the event of (i) any declaration by the Corporation of a record date of the holders of any class of securities for the purpose of determining the holders thereof who are entitled to receive any dividend or other distribution or (ii) any capital reorganization of the Corporation, any reclassification or recapitalization of the capital stock of the Corporation, any merger or consolidation of the Corporation and any other entity or person, or any voluntary or involuntary dissolution liquidation or winding up of the Corporation, the Corporation shall mail to each holder of Convertible Preferred Stock at least 10 days prior to the record date specified herein, a notice specifying (A) the date on which any such record date is to be declared for the purpose of such dividend or distribution and a description of such dividend or distribution, (B) the date on which any such reorganization, reclassification, transfer, consolidation, merger, dissolution, liquidation or winding up is expected to become effective, and (C) the time, if any, that is to be fixed, as to when the holders of record of Common Stock (or other securities) become eligible to receive securities or other property deliverable upon such reorganization, reclassification, transfer, consolidation, merger, dissolution or winding up.

     b. Corporate Changes. The Closing Price used to determine the Conversion Price shall be appropriately adjusted to reflect, as deemed equitable and appropriate by the Corporation, any stock dividend, stock split or share combination of the Common Stock. In the event of a merger, reorganization, recapitalization or similar event of or with respect to the Corporation (a "Corporate Change") (other than a Corporation Change in which all or substantially all of the consideration received by the holders of the Company's equity securities upon such Corporate Change consists of cash or assets other than securities issued by the acquiring entity or any affiliate thereof), the Convertible Preferred Stock shall be assumed by the acquiring entity and thereafter the Convertible Preferred Stock shall be convertible into such class and type of securities as the Holder would have received had the Holder converted the Convertible Preferred Stock immediately prior to such Corporate Change, as appropriately adjusted to equitably reflect the Conversion Price and any stock dividend, stock split or share combination of the Common Stock after such corporate event.

     Section 4. Reservation of Stock Issuable Upon Conversion. The Corporation shall at all times reserve and keep available out of its authorized but unissued shares of Common Stock solely for the purpose of effecting the conversion of the shares of Convertible Preferred Stock, such number of its shares of Common Stock as shall from time to time be sufficient to effect the conversion of all then outstanding shares of Convertible Preferred Stock; and if at any time the number of authorized but unissued shares of Common Stock shall be sufficient to affect the conversion of all then outstanding shares of the Convertible Preferred Stock, the Corporation will take such corporate action as may be necessary to increase its authorized but unissued shares of Common Stock to such number of shares as shall be sufficient for such purpose.

Section 5. Liquidation Preference.
           -----------------------

     a. In the event of any liquidation, dissolution or winding up of the Corporation, either voluntary or involuntary, the holders of shares of Convertible Preferred Stock shall be entitled to receive, immediately after distributions of senior securities required by the Corporation's Certificate of Incorporation, as amended, and prior and in preference to any distribution to junior securities but in parity with any distribution to parity securities, an amount per share equal to $10 (the "Original Convertible Issue Price"). If upon the occurrence of such event the assets and funds thus distributed among the holders of the Convertible Preferred Stock and parity securities shall be insufficient to permit the payment to such holders of the full preferential amounts due to the holders of the Convertible Preferred Stock and the parity securities, respectively, then the entire assets and funds of the Corporation legally available for distribution shall be distributed among the holders of the Convertible Preferred Stock and the parity securities, pro rata, based on the respective liquidation amounts to which such series of stock is entitled by the Corporation's Certificate or Incorporation and any certificate of designation of preferences.

     b. Upon the completion of the distribution required by subsection 6.a. if assets remain in this Corporation, they shall be distributed to holders of parity securities (unless holders of parity securities have received distributions pursuant to subsection 6.a. above) and junior securities in accordance with the Corporation's Certificate of Incorporation including any duly adopted certificate(s) of designation of preference.

     c. A consolidation of merger of the Corporation with or into any other corporation or corporations, or a sale, conveyance or distribution of all or substantially all of the assets of the Corporation or the effectuation by the Corporation of a transaction or series of related transactions in which more than 50% of the voting power of the Corporation is disposed of, shall not be deemed to be a liquidation, dissolution or winding up within the meaning of this
Section 6, but shall instead be treated pursuant to Section 4 hereof.

     Section 6. Voting Rights. The holders of Convertible Preferred Stock will not have any voting rights except as set forth below or as otherwise from time to time required by law. The affirmative vote or consent of the holders of at least a majority of the outstanding shares of Convertible Preferred Stock, voting separately as a class, will be required for an amendment, alteration or repeal of the Corporation's Certificate of Incorporation (including any certificate of designation of preferences) if, and only if, the amendment, alteration or repeal adversely affects the powers, preferences or special rights of the Convertible Preferred Stock.

     To the extent that under Delaware law the vote of the holders of the Convertible Preferred Stock, voting separately as a class, is required to authorize a given action of the Corporation, the affirmative vote or consent of the holders of at least a majority of the outstanding shares of the Convertible Preferred Stock shall constitute the approval of such action by the class. To the extent that under Delaware law the holders of the Convertible Preferred Stock are entitled to vote on a matter with holders of Common Stock, voting together as on class, each share of Convertible Preferred Stock shall be entitled to a number of votes equal to the number of shares of Common Stock into which it is then convertible using the record date for the taking of such vote of stockholders as the date as of which the Conversion Price is calculated. Holders of the Convertible Preferred Stock shall be entitled to notice of all shareholders meetings or written consents with respect to which they would be entitled to vote, which notice would be provided pursuant to the Corporation's by-laws and applicable statutes.

     Section 7. Protective Provisions. So long as shares of Convertible Preferred Stock are outstanding, the Corporation shall not take any action that would impair the rights of the holders of the Convertible Preferred Stock set forth herein and shall not without first obtaining the approval (by vote or written consent, as provided by law) of the holders of at least a majority of the then outstanding shares of Convertible Preferred Stock:

     a. alter or change the rights, preferences or privileges of the shares of the Convertible Preferred Stock or any other securities so as to affect adversely the Convertible Preferred Stock;

     b. create any new class or series of stock having a preference over, or being on a parity with, the Convertible Preferred Stock with respect to distributions pursuant to Section 6 above; or

     c. do any act or thing which would result in taxation of the holders of shares of the Convertible Preferred Stock under Section 305 of the Internal Revenue Code of 1986, as amended (or any comparable provision of the Internal Revenue Code as hereinafter from time to time amended)

/s/ Kevin B. Halter                           /s/ Kevin B. Halter
- --------------------------------              ----------------------------------
Chairman of the Board                         Corporate Secretary
Digital Communication                         Digital Communication
Technology Corporation                        Technology Corporation


Date: May 3, 1996                             Date: May 3, 1996
      -----------                                   -----------

                                  EXHIBIT 10.2

                              EMPLOYMENT AGREEMENT
                              --------------------

     This Agreement is made and entered into as of April 2, 1996, by and between Digital Communications Technology Corporation, a Delaware corporation (the "Company"), and Hugh C. Coppen (the "Employee").

     WHEREAS, the Company desires to retain the services of the Employee in the capacity of its President and Chief Executive Officer;

     NOW THEREFORE, IT IS AGREED AS FOLLOWS:

Section 1. Employment. The Company agrees to employ the Employee and the Employee agrees to accept the employment described in this Agreement.

Section 2. Duties. The Employee shall serve as President and Chief Executive Officer of the Company with such duties as are customarily associated with such positions. The Employee shall report to the Chairman of the Board or his designee(s) and the Board of Directors of the Company.

Section 3. Extent of Services. The Employee shall devote his entire working time, attention, and energies to the performance of his duties and shall not be engaged in any other business activity, whether or not pursued for gain. The Employee shall at all times faithfully and to the best of his ability perform his duties under this Agreement. The duties shall be rendered at the Company's offices in Dallas, Texas, Fort Lauderdale, Florida, Indianapolis, Indiana or at such other place or places and at such times as the needs of the Company may from time-to-time dictate.

Section 4. Term. The term of this Agreement shall begin on May 6, 1996 ("Effective Date"), and shall continue until May 5, 1999. The parties presently anticipate that the employment relationship may continue beyond this term. This Agreement shall continue thereafter on a year to year basis if not earlier terminated pursuant to Section 6 herein. Notwithstanding Section 6 of this Agreement, either party may terminate this Agreement at the end of the base term (May 5, 1999) or on any anniversary date thereafter by providing written notice to the other party of its intention to terminate no later than December 31 of the preceding year.

Section 5. Compensation.

5.1 Base Compensation. The Employee will receive a base salary of $125,000 per year, payable in accordance with the Company's standard payroll procedures.

5.2 Bonus. The Employee shall receive a bonus of 5% of the net operating profits of the Company's video tape duplication segment before taxes and any income/loss arising from investments or extraordinary items. Such bonus is to be calculated in addition to any salary paid the Employee for the fiscal year. Notwithstanding the above, the Employee shall not be entitled to a bonus for the fiscal year ending June 30, 1996, but such bonus shall be effective beginning in fiscal year 1997 and continuing thereafter. The bonus for fiscal year 1997 and continuing thereafter shall be payable semi-annually as follows: Within ten days after the final calculation of the Company's net operating profits from its video tape duplication segment before taxes and any income/loss arising from investments or extraordinary items for the six months ended December 31 of each fiscal year, the Company shall pay the Employee an amount equal to one half of 5% of such net operating profits. Within 10 days of the receipt of the Company's audited financial statements for the year then ended, the Company shall pay the Employee the balance of his bonus, if any, which he has earned but has not yet been paid, for the fiscal year then ended.

5.3 Benefits. The Employee shall be entitled to receive such group benefits, such as group medical insurance, as the Company may provide to its other employees at comparable salaries and responsibilities to those of the Employee.

5.4 Expenses. The Company shall reimburse the Employee for reasonable out-of-pocket expenses incurred by the Employee in fulfilling his duties under the terms of this Agreement, promptly, and in no event more than five (5) business days after submission, on a monthly basis, of a detailed statement of such expenses and reasonable documentation.

5.5 Stock Option. The Employee shall also be granted a stock option to acquire 100,000 shares of the Company's common stock at an exercise price of $2.00 per share which was the closing price of the Common Stock on April 2, 1996, as reported by the AMEX. Except as provided in Section (vi) below, the stock option shall be exercisable for a period of five years beginning on July 1, 1997, and shall be exercisable as follows:

     (i) 100% of the stock option shall vest and be exercisable if the Company's net pre-tax profits for its video tape duplication segment for fiscal year ending June 30, 1997, is equal to or greater than double the Company's net pre-tax profits for its video tape duplication segment for the fiscal year ending June 30, 1996;

     (ii) 90% of the stock option shall vest and be exercisable if the Company's net pre-tax profits for its video tape duplication segment for fiscal year ending June 30, 1997, increases by 90% but less than 100% over the Company's net pre-tax profits for its video tape duplication segment for the fiscal year ending June 30, 1996;

     (iii) 80% of the stock option shall vest and be exercisable if the Company's net pre-tax profits for its video tape duplication segment for fiscal year ending June 30, 1997, increases by 80% but less than 90% over the Company's net pre-tax profits for its video tape duplication segment for the fiscal year ending June 30, 1996;

     (iv) 70% of the stock option shall vest and be exercisable if the Company's net pre-tax profits for its video tape duplication segment for fiscal year ending June 30, 1997, increases by 65% but less than 80% over the Company's net pre-tax profits for its video tape duplication segment for the fiscal year ending June 30, 1996; or

     (v) 60% of the stock option shall vest and be exercisable if the Company's net pre-tax profits for its video tape duplication segment for fiscal year ending June 30, 1997, increases by 50% but less than 65% over the Company's net pre-tax profits for its video tape duplication segment for the fiscal year ending June 30, 1996; or

     (vi) 50% of the stock option shall vest and be exercisable immediately (a) regardless of the Company's net pre-tax profits for its video tape duplication segment for fiscal year ending June 30, 1997 and (b) notwithstanding the condition that vesting occur on July 1, 1997.

     In order to exercise this option with respect to all or any part of the stock for which this option is at the time exercisable, Employee (or in the case of exercise after Employee's death, the Employee's executor, administrator, heir or legatee, as the case may be) must take the following actions:

     (a) Execute and deliver to the  Corporation a written  document  specifying
the  number  of  shares  to  be   purchased   and   including   any   investment
representations required by the Company.

     (b) Pay the aggregate option price for the purchased shares in one or more of the following alternative forms: (i) full payment, in cash or by certified funds payable to the Company's order, of the option price for the stock being purchased; or (ii) any other form which the Company may, in its discretion, approve at the time of exercise.

     As soon thereafter as practical after receipt of the above referenced items, the Company shall mail or deliver to Employee a certificate or certificates representing the shares of stock so purchased and paid for.

     The existence of the option shall not affect in any way the right or power of the Company or its stockholders to make or authorize any or all adjustments, recapitalizations, reorganizations or other changes in the Company's capital structure or its business, or any merger or consolidation of the Company, or any issue of bonds, debentures, preferred or prior preference stock ahead of or affecting the stock or the rights thereof, or the dissolution or liquidation of the Company, or any sale or transfer of all or any part of its assets or business, or any other corporate act or proceeding, whether of a similar character or otherwise.

     The shares of stock with respect to which the option may be exercised hereunder are shares of the common stock of the Company as presently constituted, but if, and whenever, prior to the delivery of the Company of all the shares of common stock which are subject to the option, the Company shall effect a subdivision or consolidation of shares or other capital readjustment, the payment of stock dividend or other increase or reduction of the number of shares of the stock outstanding without receiving compensation therefor in money, services or property, the number of shares of stock covered by the option and the number of shares of stock with respect to which the option may thereafter be exercised shall: (i) in the event of an increase in the number of outstanding shares, be proportionately increased, and the cash consideration paid per share shall be proportionately reduced; and (ii) in the event of a reduction in the number of outstanding shares, be proportionately reduced, and the cash consideration payable per share shall be proportionately increased.

     If the Company is reorganized or merged or consolidated with another Company while shares remain exercisable under the option, there shall be substituted for such shares an appropriate number of shares of each class of common stock or other securities and consideration of the reorganized or merged or consolidated Company which were distributed to the shareholders of the Company in respect of such shares.

     Except as expressly provided herein, the issue by the Company of shares of stock of any class, or securities convertible into shares of stock of any class, for cash or property, or for labor or services, either upon direct sale or upon the exercise of rights or warrants to subscribe therefor, or upon conversion of shares or obligations of the Company convertible into such shares or other securities, shall not affect, and no adjustment by reason therefor shall be made with respect, to the number of shares of stock subject to the option.

Section 6. Termination.

6.1 For Cause. The Company may terminate the Employee's employment at any time "for cause" with immediate effect upon delivering written notice to the Employee. For purposes of this Agreement, "for cause" shall include: (a) embezzlement, theft, larceny, material fraud, or other acts of dishonesty; (b) material violation by Employee of any of his obligations under this Agreement, including the failure of Employee to follow material instructions or material policies established by the Company with respect to the operation of its business and affairs or the Employee's failure, in any material respect, to carry out the reasonable instructions of the Chairman of the Board of the Company and the Employee's inability to correct such violation or failure within 60 days; (c) conviction of or entrance of a plea of guilty or nolo contendere to a felony or other crime which has or may have a material adverse effect on the Employee's ability to carry out his duties under this Agreement or upon the reputation of the Company; and (d) conduct involving moral turpitude. Upon termination for cause, the Company's sole and exclusive obligation will be to pay the Employee his base salary plus bonuses earned to the date of termination, and the Employee shall not be entitled to any compensation after the date of termination.

6.2 Upon Death. In the event of the Employee's death during the term of this Agreement, the Company's sole and exclusive obligation will be to pay to the Employee's spouse, if living, or to his estate, if his spouse is not then living or if the Employee is not married, the Employee's compensation earned through the date of death.

6.3 Upon Disability. The Company may terminate the Employee's employment upon the Employee's total disability. The Employee shall be deemed to be totally disabled if he is unable to perform his duties under this Agreement by reason of mental or physical illness or accident for a period of three consecutive months. Upon termination by reason of the Employee's disability, the Company's sole and exclusive obligation will be to pay the Employee his compensation earned through the date of termination.

Section 7. Covenant Not to Compete.

7.1 Competition During the Term of this Agreement. The Employee agrees that during the term of this Agreement, neither he, nor any company controlled by the Employee (an "Affiliate"), will directly or indirectly compete with the Company in any way, and that he will not act as an officer, director, employee, consultant, shareholder, lender, or agent of any entity which is engaged in any business of the same nature as, or in competition with, the business in which the Company is now engaged or other related business in which the Company becomes engaged during the term of this Agreement; provided, however, that this Section shall not prohibit the Employee or any Affiliate from purchasing or holding an aggregate equity interest of up to 1%, so long as the Employee and Affiliates combined do not purchase or hold an aggregate equity interest of more than 5%, in any business in competition with the Company. Furthermore, the Employee agrees that during the term of this Agreement, he will undertake no planning for the organization of any business activity competitive with the work he performs as an employee of the Company and the Employee will not combine or conspire with any employees of the Company for the purpose of organization of any such competitive business activity.

7.2 Competition Following Termination of this Agreement. The Employee agrees that for a period of one year after the termination of this Agreement for any reason, neither the Employee, nor any Affiliate, shall knowingly, directly or indirectly, for itself or himself or on behalf of any other corporation, person, firm, partnership, association, or any other entity (whether as an individual, agent, servant, employee, employer, officer, director, shareholder, investor, principal, consultant or in any other capacity):

          (a) induce or attempt to influence any employee of Employer to terminate his/her employment, or to hire any such employee, whether or not so induced or influenced except that any such employee may be hired with Employer's prior written consent or after six (6) months subsequent to the end of employee's employment with Employer; or

          (b) assist in providing compensation or financing for any person or entity which competes with Employer.

Section 8. Severability. The covenants set forth in Section 7 above shall be construed as a series of separate covenants, one for each county in each of the states of the United States to which such restriction applies. If, in any judicial proceeding, a court of competent jurisdiction shall refuse to enforce any of the separate covenants deemed included in this Agreement, or shall find that the term or geographic scope of one or more of the separate covenants is unreasonably broad, the parties shall use their best good faith efforts to attempt to agree on a valid provision which shall be a reasonable substitute for the invalid provision. The reasonableness of the substitute provision shall be considered in light of the purpose of the covenants and the reasonable protectable interests of the Company and the Employee. The substitute provision shall be incorporated into this Agreement. If the parties are unable to agree on a substitute provision, then the invalid or unreasonably broad provision shall be deemed deleted or modified to the minimum extent necessary to permit enforcement.

Section 9. Confidentiality. The Employee acknowledges that he will develop and be exposed to information that is or will be confidential and proprietary to the Company and its subsidiaries. The information includes customer lists, marketing plans, pricing data, product plans, software, and other intangible information. Such information shall be deemed confidential to the extent not generally known within the trade. The Employee agrees to make use of such information only in the performance of his duties under this Agreement, to maintain such information in confidence and to disclose the information only to persons with a need to know.

Section 10. Remedies. The Employee acknowledges that monetary damages would be inadequate to compensate the Company for any breach by the Employee of the covenants set forth in Section 7 above. The Employee agrees that, in addition to other remedies which may be available, the Company shall be entitled to obtain injunctive relief against the threatened breach of this Agreement or the continuation of any breach, or both, without the necessity of proving actual damages.

Section 11. Waiver. The waiver by the Company of the breach of any provision of this Agreement by the Employee shall not operate or be construed as a waiver of any subsequent breach by the Employee.

Section 12. Notices. Any notices permitted or required under this Agreement shall be deemed given upon the date of personal delivery or forty-eight (48) hours after deposit in the United States mail, postage fully prepaid, return receipt requested, addressed to the Company at:

         16910 Dallas Parkway, Suite 100
         Dallas, Texas 75248
         Attention: Kevin B. Halter

addressed to the Employee at:

         1430 43rd Avenue
         San Francisco, CA 94122

or at any other address as any party may, from time to time, designate by notice given in compliance with this Section.

Section 13. Law Governing. This Agreement shall be governed by and construed in accordance with the laws of the State of Texas.

Section 14. Titles and Captions. All section titles or captions contained in this Agreement are for convenience only and shall not be deemed part of the context nor effect the interpretation of this Agreement.

Section 15. Entire Agreement. This Agreement contains the entire understanding between and among the parties and supersedes any prior understandings and agreements among them respecting the subject matter of this Agreement.

Section 16. Agreement Binding. This Agreement shall be binding upon the heirs, executors, administrators, successors and assigns of the parties hereto.

Section 17. Attorney Fees. In the event an arbitration, suit or action is brought by any party under this Agreement to enforce any of its terms, or in any appeal therefrom, it is agreed that the prevailing party shall be entitled to reasonable attorneys fees to be fixed by the arbitrator, trial court, and/or appellate court.

Section 18. Arbitration. If at any time during the term of this Agreement any dispute, difference, or disagreement shall arise upon or in respect of the Agreement, and the meaning and construction hereof, every such dispute, difference, and disagreement shall be referred to a single arbiter agreed upon by the parties, or if no single arbiter can be agreed upon, an arbiter or arbiters shall be selected in accordance with the rules of the American Arbitration Association and such dispute, difference, or disagreement shall be settled by arbitration in accordance with the then prevailing commercial rules of the American Arbitration Association, and judgment upon the award rendered by the arbiter may be entered in any court having jurisdiction thereof.

Section 19. Further Action. The parties hereto shall execute and deliver all documents, provide all information and take or forbear from all such action as may be necessary or appropriate to achieve the purposes of the Agreement.

Section 20. Parties in Interest. Nothing herein shall be construed to be to the benefit of any third party, nor is it intended that any provision shall be for the benefit of any third party.

Section 21. Savings Clause. If any provision of this Agreement, or the application of such provision to any person or circumstance, shall be held invalid, the remainder of this Agreement, or the application of such provision to persons or circumstances other than those as to which it is held invalid, shall not be affected thereby.

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION

By: /s/ Kevin B. Halter
    --------------------------
     Kevin B. Halter, Chairman
/s/ Hugh C. Coppen
- ------------------------------
Hugh C. Coppen, Individually

                                  EXHIBIT 10.5

                              EMPLOYMENT AGREEMENT
                              --------------------


     This Agreement (the "Agreement") is made and entered into as of the 15th day of January 1996, by and between Digital Communications Technology
Corporation, a Delaware corporation, ("Employer") and Kevin B. Halter ("Employee").

     WHEREAS, Employer desires to retain the services of Employee in the capacity of its Chairman of the Board of Directors;

     NOW THEREFORE, for and in consideration of the mutual covenants and agreements contained herein and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto agree as follows:

     1. Employment. Employer hereby employs Employee and Employee hereby accepts employment with Employer upon the terms and conditions hereinafter set forth.

     2. Duties. Employee shall serve as Chairman of the Board of Employer, with such duties customarily associated with such position. Employee shall report to the Board of Directors of Employer; provided, however, that all duties assigned to Employee hereunder shall be commensurate with the skill and experience of Employee. Such duties shall be rendered at Employer's principal executive offices in Dallas, Texas, or at such other place or places and at such times as the needs of Employer may dictate from time to time.

     3. Term. This Agreement shall become effective on January 15, 1996, and shall continue, unless earlier terminated pursuant to Section 7 below, until December 31, 1998 (the "Term").

     4. Compensation. As compensation for his services rendered under this Agreement, Employee shall be entitled to receive the following:

          (a) Salary. During the Term, Employee shall be paid a base salary of $175,000 per year (the "Salary"), payable in accordance with the Company's standard payroll procedures.

          (b) Expenses. Throughout the Term, Employer shall reimburse Employee for all other reasonable and necessary out-of-pocket travel and other expenses incurred by Employee in rendering services required under the terms of this Agreement promptly after receipt of a detailed statement of such expenses and reasonable documentation.

          (c) Bonus. Employee is eligible for performance-based bonuses, but there is no assurance or expectation that bonuses will be paid. Bonuses will be paid, if at all, in the sole discretion of the Board of Directors.

          (d) Benefits. During the Term, Employee shall be entitled to receive such group benefits as Employer may provide to its other employees at comparable salaries and responsibilities to those of Employee.

     The compensation set forth in this Section 4 will be the sole compensation payable to Employee and no additional compensation or fee will be payable by Employer to Employee by reason of any benefit gained by the Employer directly or indirectly through Employee's efforts on Employer's behalf, nor shall Employer be liable in any way for any additional compensation or fee unless Employer shall have expressly agreed thereto in writing.

     5. Confidentiality; Covenants Not-To-Compete.

          (a) Acknowledgment of Proprietary Interest. Employee recognizes the proprietary interest of Employer in any Trade Secrets (as hereinafter defined) of Employer. Employee acknowledges and agrees that any and all Trade Secrets of Employer, learned by Employee during the course of his employment by Employer or otherwise, whether developed by Employee alone or in conjunction with others or otherwise, shall be and is the property of Employer. Employee further acknowledges and understands that his disclosure of any Trade Secrets of Employer will result in irreparable injury and damage to Employer. As used herein, "Trade Secrets" means all non-public confidential and proprietary information of Employer including, without limitation, information derived from reports, investigations, experiments, research, work in progress, drawings, designs, plans, proposals, codes, software, source codes, databases, marketing and sales programs, client lists, client mailing lists, financial projections, cost summaries, pricing formula, and all other materials, or information prepared or performed for or by Employer. "Trade Secrets" also includes confidential information related to the business, products or sales of Employer or Employer's customers.

          (b) Covenants Not-To-Divulge Trade Secrets. Employee acknowledges and agrees that Employer is entitled to prevent the disclosure of Trade Secrets of Employer. As a portion of the consideration for the employment of
     Employee and for the compensation being paid to Employee by Employer, Employee agrees at all times during the term of this Agreement and for one year thereafter to hold in strictest confidence and not to disclose or allow to be disclosed to any person, firm, or corporation, other than to persons engaged by Employer to further the business of Employer, Trade Secrets of Employer, without the prior written consent of Employer, including Trade Secrets developed by Employee. Notwithstanding the foregoing, Employee shall not be obligated to keep secret and not to disclose or allow to be disclosed knowledge or information (a) which has become generally known to the public through no wrongful act of Employee;
     (b) which has been rightfully received by Employee from a third party which to Employee's knowledge was received without restriction on disclosure and not in violation of any confidentiality obligation of said third party, (c) which has been approved for release without restriction as to use or disclosure by written authorization of Employer, or (d) which has been disclosed pursuant to a requirement of a governmental agency or of law without similar restrictions or other protections against public disclosure, or which disclosure is required by operation of law. Without limiting the generality of the foregoing, Employee agrees to affirmatively take such precautions as Employer may reasonably request or Employee reasonably believes are appropriate to prevent the disclosure, copying or use of any of the computer software programs, data bases or other such information now existing or hereafter developed to any person or for any purpose not specifically authorized by Employer.

          (c)  Return  of  Materials  at  Termination.   In  the  event  of  any
     termination of this Agreement for any reason whatsoever, Employee will promptly deliver to Employer all documents, data and other information pertaining to Trade Secrets. Employee shall not take any documents or other information, or any reproduction or excerpt thereof, containing or pertaining to any Trade Secrets.

          (d) Competition During the Term of this Agreement. Employee agrees that during the term of this Agreement, neither he, nor any company controlled by Employee (an "Affiliate"), will directly or indirectly compete with Employer in any way, and that he will not act as an officer, director, employee, consultant, shareholder, lender, or agent of any entity which is engaged in any business of the same nature as, or in competition with, the business in which Employer is now engaged or other related business in which Employer becomes engaged during the term of this Agreement; provided, however, that this Section 5(d) shall not prohibit Employee or any Affiliate from purchasing or holding an aggregate equity interest of up to 1%, so long as Employee and Affiliates combined do not purchase or hold an aggregate equity interest of more than 5%, in any business in competition with Employer. Furthermore, Employee agrees that during the term of this Agreement, he will undertake no planning for the organization of any business activity competitive with the work he performs as an employee of Employer and Employee will not combine or conspire with any employees of Employer for the purpose of organization of any such competitive business activity.

          (e) Competition Following Termination of this Agreement. In order to protect Employer against the unauthorized use or the disclosure of any Trade Secrets of Employer presently known or hereinafter obtained by Employee during the term of this Agreement, Employee agrees that for a period of one year after the termination of this Agreement for any reason whatsoever, neither Employee, nor any Affiliate, shall knowingly, directly or indirectly, for itself or himself or on behalf of any other corporation, person, firm, partnership, association, or any other entity (whether as an individual, agent, servant, employee, employer, officer, director, shareholder, investor, principal, consultant or in any other capacity) induce or attempt to influence any employee of Employer to terminate his/her employment, or to hire any such employee, whether or not so induced or influenced except that any such employee may be hired with Employer's prior written consent.

     6. Prohibition of Disparaging Remarks. Employee shall, during the term of this Agreement, refrain from making disparaging, negative or other similar remarks concerning Employer, any of its subsidiaries or other affiliated companies, to any third party that causes substantial harm to Employer, except to the extent that Employee is required to make such remarks (a) by applicable law or regulation or judicial or regulatory process or (b) in or in connection with any pending or threatened litigation relating to this Agreement or any transaction contemplated hereby or thereby. Similarly, Employer shall, during the term of this Agreement, refrain from making disparaging, negative or other similar remarks concerning Employee to any third party except to the extent that Employer is required to make such remarks (a) by applicable law or regulation or judicial or regulatory process or (b) in or in connection with any pending or threatened litigation relating to this Agreement or any transaction contemplated hereby or thereby. In view of the difficulty of determining the amount of damages that may result to the parties hereto from the breach of the provision of this Section 6, it is the intent of the parties hereto that, in addition to monetary damages, any non-breaching party shall have the right to prevent any such breach in equity or otherwise, including without limitation prevention by means of injunctive relief.

     7. Termination. This Agreement and the employment relationship created hereby shall terminate upon the occurrence of any of the following events:

          (a)  The expiration of the Term as set forth in Section 3 above;

          (b)  The death of Employee;

          (c)  The "disability" (as hereinafter defined) of Employee;

          (d) Written notice to Employee from Employer of termination for "just cause" (as hereinafter defined); or

          (e) 30 days write notice of termination to Employer from Employee provided that a "change in control" (as hereinafter defined) of the Employer has occurred.

     For purposes of Section 7(c) above, the "disability" of Employee shall mean his inability, because of mental or physical illness or incapacity, to perform his duties under this Agreement for a continuous period of 120 days or for 120 days out of any 150-days period.

     For purposes of Section 7(d) above, "just cause" shall mean (a) the failure of Employee to diligently or effectively perform his duties under this Agreement, (b) the commission by Employee of any act involving moral turpitude or the commission by Employee of any act or the suffering by Employee of any occurrence or state of facts which renders Employee incapable of performing his duties under this Agreement, or adversely affects or could reasonably be expected to adversely affect Employer's business reputation, (c) any breach by Employee of any of the material terms of, or the failure to perform any material covenant contained in, this Agreement, or (d) the violation by Employee of material instructions or material policies established by Employer with respect to the operation of its business and affairs or Employee's failure, in a material respect, to carry out the reasonable instructions of the Board of Directors of Employer.

     For purposes of Section 7(e) above, the term "change in control" of the Employer shall mean a change in control of a nature that would be required to be reported in response to Item 5(f) of Schedule 14A of Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, as in effect on the date of this Agreement; provided that, without limitation, such change in control shall be deemed to have occurred if and when (a) any "person" (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934, as amended) is or becomes a beneficial owner, directly or indirectly, of securities of the Employer representing 25% or more of the combined voting power of the Employer's then outstanding securities or (b) during the Term, individuals who at the beginning of such Term were directors of the Employer cease for any reason to constitute at least a majority of the Board of the Directors of the Employer.

     Notwithstanding anything to the contrary in this Agreement, the provisions of Sections 5 and 6 shall survive any termination, for whatever reason, of Employee's employment under this Agreement. In the event of the termination of Employee's employment for any reason specified in this Section 7 (other than the reason set forth in Section 7(a) and 7(e)), Employee shall be entitled only to the compensation, including, but not limited to any bonus or prorata portion thereof, earned by him as of the date of termination.

     In the event of the termination of Employee's employment for the reason specified in this Section 7(e), Employee shall be immediately entitled to (i) the compensation, including, but not limited to any bonus or prorata portion thereof, earned by him as of the date of termination plus (ii) 100% of his Salary for each and every year and portion of year remaining during the Term, and such payment shall be paid in one lump sum to the Employee as of the date of termination.

     8. Remedies. Each party recognizes and acknowledges that in the event of any default in, or breach of any of, the terms, conditions and provisions of this Agreement (either actual or threatened) by the other party, then the non-defaulting party's remedies at law shall be inadequate. Accordingly, each party agrees that in such event, the non-defaulting party shall have the right of specific performance and/or injunctive relief in addition to any and all other remedies and rights at law or in equity, and such rights and remedies shall be cumulative.

     9. Acknowledgments. Employee acknowledges and recognizes that the enforcement of any of the non-competition provisions set forth in Section 5 above by Employer will not interfere with Employee's ability to pursue a proper livelihood. Employee further represents that he is capable of pursuing a career in other industries to earn a proper livelihood. Employee recognizes and agrees that the enforcement of this Agreement is necessary to ensure the preservation and continuity of the business and good will of Employer. Employee agrees that due to the nature of Employer's business, the non-competition restrictions set forth in this Agreement are reasonable as to time and geographic area. Employer and Employee hereby agree that notwithstanding any other provision of this Agreement, Employee shall have all rights to products or information, or applications of such information, which do not relate to Employer's business and were developed during the non-employment hours and without utilizing any resources of Employer.

     10. Notices. Any notices, consents, demands, requests, approvals and other communications to be given under this Agreement by either party to the other shall be deemed to have been duly given in writing personally delivered, by facsimile or sent by mail, registered or certified, postage prepaid with return receipt requested, as follows:

         If to Employer:       16910 Dallas Parkway, Suite 100
                               Dallas, Texas 75248
                               Attn: Board of Directors

         If to Employee:       1208 Whispering Oaks
                               Desoto, Texas 75115

     Notices delivered personally shall be deemed communicated as of actual receipt or receipt of facsimile; mailed notices shall be deemed communicated as of three days after mailing.

     11. Entire Agreement. This Agreement contains the entire agreement of the parties hereto and supersedes all prior agreements and understandings, oral or written between the parties hereto. No modification or amendment of any of the terms, conditions or provisions herein may be made otherwise than by written agreement signed by the parties hereto.

     12. GOVERNING LAW. THIS AGREEMENT AND THE RIGHTS AND OBLIGATIONS OF THE PARTIES HERETO SHALL BE GOVERNED, CONSTRUED AND ENFORCED IN ACCORDANCE WITH THE LAWS OF THE STATE OF TEXAS.

     13. Parties Bound. This Agreement and the rights and obligations hereunder shall be binding upon and inure to the benefit of Employer and Employee, and their respective heirs, personal representatives, successors and assigns. Employer shall have the right to assign this Agreement to any affiliate or to its successors or assigns provided that such affiliate, successor or assign agrees to be bound by the terms hereof. The terms "successors" and "assigns" shall include any person, corporation, partnership or other entity that buys all or substantially all of Employer's assets or all of its stock, or with which Employer merges or consolidates. The rights, duties or benefits to Employee hereunder are personal to him, and no such right or benefit may be assigned by him.

     14. Estate. If Employee dies prior to the payment of all sums owed, or to be owed, to Employee pursuant to Section 4 above, then such sums, as they become due, shall be paid to Employee's estate.

     15. Enforceability. If, for any reason, any provision contained in this Agreement should be held invalid in part by a court of competent jurisdiction, then it is the intent of each of the parties hereto that the balance of this Agreement be enforced to the fullest extent permitted by applicable law. It is the intent of each of the parties that the covenants not-to- compete contained in Section 5 above be enforced to the fullest extent permitted by applicable law. Accordingly, should a court of competent jurisdiction determine that the scope of any covenant is too broad to be enforced as written, it is the intent of each of the parties that the court should reform such covenant to such narrower scope as it determines enforceable.

     16. Waiver of Breach. The waiver by any party hereto of a breach of any provision of this Agreement shall not operate or be construed as a waiver of any subsequent breach by any party.

     17. Captions. The captions in this Agreement are for convenience of reference only and shall not limit or otherwise affect any of the terms or provisions hereof.

     18. Costs. If any action at law or in equity is necessary to enforce or interpret the terms of this Agreement, the prevailing party shall be entitled to reasonable attorneys' fees, costs and necessary disbursements in addition to any other relief to which he or it may be entitled.

     19.   Counterparts.   This  Agreement  may  be  executed  in  one  or  more
counterparts, each of which shall be deemed an original and all of which shall constitute one and the same instrument, but only one of which need be produced.

Digital Communications Technology Corporation


By: /s/ Morgan F. Johnston
   -----------------------
Title:  General Counsel


/s/ Kevin B. Halter
- ------------------------------
Kevin B. Halter, Individually

                                  EXHIBIT 21.0

                  Digital Communications Technology Corporation
                              List of Subsidiaries
                                  Exhibit 21.0


DCT - Internet Corporation, a Delaware Corporation