Form 10QSB
period 1996-09-30
DIGITAL COMMUNICATIONS TECHNOLOGY CORP
filed 1996-11-07
CIK 743051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549


                                   FORM 10-QSB
(Mark One)

{x} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1996

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to _______________

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


    ------------------------------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)


         Check whether issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes {X} No { }

         The number of shares outstanding of the common stock of the registrant on October 31, 1996, the latest practicable date, was 6,465,610.

                                TABLE OF CONTENTS


Item                                                                  Numbered
Number                                                                    Page
------                                                                    ----

Part I

     1.  Financial Statements................................................ 1


     2.  Management's Discussion and Analysis or
         Plan of Operation................................................... 7


Part II

     1.  Legal Proceedings................................................. N/A

     2.  Changes in Securities............................................. N/A

     3.  Defaults Upon Senior Securities................................... N/A

     4.  Submission of Matters to a Vote of Security
         Holders........................................................... N/A

     5.  Other Information................................................. N/A

     6.  Exhibits and Reports on Form 8-K.................................. N/A

          DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                            September 30,              June 30,
                                                                                1996                     1996
                                                                             (Unaudited)              (Audited)
                                                                           ----------------         ---------------

           ASSETS

Current assets:
        Cash and cash equivalents                                        $         252,673        $        615,037
        Marketable securities                                                    1,905,976               1,900,050
        Accounts receivable, net of  allowance for doubtful accounts
        of $433,000 at September 30, 1996 and $414,000 at June 30, 1996          5,376,204               3,719,265
        Inventories                                                              2,921,173               2,862,911
        Prepaid expenses and other current assets                                  819,074                 614,210
                                                                           ----------------         ---------------
             Total current assets                                               11,275,100               9,711,473
                                                                           ----------------         ---------------

Property, plant and equipment, net                                               5,670,565               5,469,304
Other assets                                                                       281,265                  81,343
Loans receivable, related parties                                                  414,110                 413,369
                                                                           ----------------         ---------------
                  Total assets                                           $      17,641,040        $     15,675,489
                                                                           ================         ===============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Revolving line of credit                                         $       2,039,944        $      1,625,325
        Current portion, long-term debt                                            913,715                 935,127
        Accounts payable                                                         4,211,045               3,032,236
        Accrued liabilities                                                        339,039                 362,520
                                                                           ----------------         ---------------
             Total current liabilities                                           7,503,743               5,955,208
                                                                           ----------------         ---------------

Long-term debt, less current portion                                             1,505,333               1,666,063
Deferred tax liability                                                             547,631                 157,216

Commitments and contingencies

Stockholders' Equity:
        Series A convertible preferred stock, 10,000,000 shares of $.0001 par value per share authorized; 80,000 and 100,000 shares issued and outstanding as of September 30, 1996 and June 30, 1996,
           respectively, $1,000,000 liquidation preference                               8                      10
        Common stock, 25,000,000 shares of $.0002 par value per share authorized; 6,465,610 and 6,332,116 issued and 6,152,273
           and 6,125,162 shares outstanding as of September 30, 1996 and
           June 30, 1996, respectively                                               1,293                   1,266
        Additional paid-in capital                                               8,479,293               8,479,318
        Retained earnings                                                        1,095,817               1,030,152
        Investment in S.O.I. Industries, Inc.                                  (1,084,983)             (1,084,983)
        Net unrealized holding loss on investment securities                     (407,095)               (528,761)
                                                                           ----------------         ---------------
             Total stockholders' equity                                          8,084,333               7,897,002
                                                                           ----------------         ---------------

                  Total liabilities and stockholders' equity             $      17,641,040        $     15,675,489
                                                                           ================         ===============


                      The accompanying notes are an integral part of the financial statements



          DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION & SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                                                 For the three months ended
                                                                                       September 30,
                                                                                1996                     1995
                                                                           ----------------         ----------------

Net sales                                                                $       7,019,937        $       5,386,471
                                                                           ----------------         ----------------
Costs and Expenses:
     Cost of goods sold (exclusive of depreciation
       and amortization, shown separately below)                                 5,567,126                4,084,326
     Selling expenses (exclusive of depreciation
       and amortization, shown separately below)                                   305,878                  253,579
     General and administrative expenses (exclusive
       of depreciation and amortization, shown
       separately below)                                                           623,545                  459,909
     Depreciation and amortization                                                 355,251                  298,071
                                                                           ----------------         ----------------
          Total costs and expenses                                               6,851,800                5,095,885
                                                                           ----------------         ----------------
               Operating profit                                                    168,137                  290,586
                                                                           ----------------         ----------------

Other income (expense):
     Realized gains from investment transactions                                    71,119                  116,011
     Interest and other income                                                           0                   11,430
     Interest expense                                                            (108,508)                (176,363)
                                                                           ----------------         ----------------
                                                                                  (37,389)                 (48,922)
                                                                           ----------------         ----------------
               Income from continuing operations before
                    provision for income taxes                                     130,748                  241,664
Provision for income taxes                                                          65,331                   93,564
                                                                           ----------------         ----------------

               Income from continuing operations                                    65,417                  148,100

Discontinued operations:
     Gain from operations of discontinued operation,
     net of related income taxes of $0 and $38,600
     for the three months ended September 30, 1996
       and 1995, respectively                                                          250                   59,001
                                                                           ----------------         ----------------

                    Net income                                           $          65,667        $         207,101
                                                                           ================         ================

Weighted average shares of common
     stock outstanding                                                           6,152,723                5,313,641
                                                                           ================         ================

Earnings per share:
     Continuing operations                                               $            0.01        $            0.03
     Discontinued operations                                                          0.00                     0.01
                                                                           ----------------         ----------------
       Net income                                                        $            0.01        $            0.04
                                                                           ================         ================


                      The accompanying notes are an integral part of the financial statements


          DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                For the three months ended
                                                                                       September 30,
                                                                                1996                     1995
                                                                           ----------------         ----------------
Cash flows from operating activities:
     Net income                                                          $          65,667        $         207,101
                                                                           ----------------         ----------------
     Adjustments  to  reconcile  net  income  to  net  cash
      used  in  operating activities:
        Depreciation and amortization                                              355,251                  298,071
        Gain on sale of marketable securities                                     (71,119)                (116,011)
        Provision for bad debts                                                     18,777                   75,000
        Increase in accounts receivable                                        (1,675,716)                (802,236)
        (Increase) decrease in inventories                                        (58,262)                  277,618
        Increase in prepaid expenses and other                                   (404,788)                     (29)
        Increase (decrease) in accounts payable                                  1,178,809                (286,811)
        (Decrease) increase in accrued liabilities                                (23,481)                  218,177
        Increase in deferred tax liability                                         390,415                        0
                                                                           ----------------         ----------------
             Net cash (used in) operating activities                             (224,447)                (129,120)
                                                                           ----------------         ----------------

Cash flows from investing activities:
     (Increase) decrease in loans receivable, related parties                        (741)                  109,418
     Change in marketable securities - available for sale                          186,859                  512,644
     Capital expenditures                                                        (556,512)                (330,319)
                                                                           ----------------         ----------------
             Net cash (used in) provided by investing activities                 (370,394)                  291,743
                                                                           ----------------         ----------------

Cash flows from financing activities:
     Net long-term repayments                                                    (182,142)                (179,150)
     Net short-term borrowings                                                     414,619                  260,000
                                                                           ----------------         ----------------
             Net cash provided by financing activities                             232,477                   80,850
                                                                           ----------------         ----------------

(Decrease) increase in cash and cash equivalents                                 (362,364)                  243,473
Cash and cash equivalents at beginning of period                                   615,037                  284,837
                                                                           ----------------         ----------------
Cash and cash equivalents at end of period                               $         252,673        $         528,310
                                                                           ================         ================

Supplemental disclosures of cash flow information:

Cash paid during the period for:
     Interest (non-capitalized)                                          $         110,638        $         161,704
                                                                           ================         ================
     Income taxes                                                        $                        $
                                                                                         -                        -
                                                                           ================         ================



                      The accompanying notes are an integral part of the financial statements


          DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Summary of Significant Accounting Policies
         ------------------------------------------

         The accompanying consolidated financial statements include the accounts of Digital Communications Technology Corporation, (D/B/A MagneTech Corporation) and its wholly-owned subsidiaries, Tapes Unlimited, Inc. and DCT - Internet Corporation. The operations of Tapes Unlimited, Inc. which were formerly consolidated with the operations of the Company, have been segregated as discontinued operations. All significant intercompany transactions have been eliminated.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these unaudited internal financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual audited financial statements.

         Certain amounts in the prior period financial statements have been reclassified to conform with current year presentation.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

         In the opinion of management, the accompanying unaudited financial statements contain all adjustments, (consisting of only normal recurring accruals) necessary to conform with generally accepted accounting principles. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

2.       Marketable Securities
         ---------------------

         Marketable securities consist of equity securities with an aggregate cost, based on specific identification, of $2,313,071 as of September 30, 1996. The marketable securities portfolio contains unrealized losses of $407,095, resulting in a carrying value of $1,905,976 at September 30, 1996. The unrealized losses are reported as a separate component of stockholders' equity. All of the Company's securities are classified as available for sale securities.

3.       Inventory
         ---------

         Inventories are valued at the lower of cost (weighted average) or market and consisted of the following:

                                       September 30,                 June 30,
                                           1996                        1996
                                           ----                        ----




         Raw materials                $       2,066,096        $       1,891,393
         Work-in-process                        684,061                  769,254
         Finished goods                         171,016                  202,264
                                       ----------------         ----------------
                                      $       2,921,173        $       2,862,911
                                       ================         ================

          DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION & SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)


4.       Property, Plant and Equipment
         -----------------------------

         Property, plant and equipment consist of the following:


                                                                   September 30,            June 30,
                                                                      1996                   1996
                                                                      ----                   ----

         Land                                                   $        73,000        $          73,000
         Buildings and improvements                                     611,588                  546,703
         Machinery and equipment                                     10,104,494                9,612,867
                                                                 ---------------        ----------------
                                                                     10,789,082               10,232,570
         Less accumulated depreciation                               (5,118,517)              (4,763,266)
                                                                 ---------------        ----------------
         Net property, plant and equipment                      $     5,670,565        $       5,469,304
                                                                 ===============        ================


5.     Revolving Lines of Credit
       -------------------------

          The Company has a revolving line of credit agreement for aggregate borrowings of up to $4,000,000. Interest is payable on all outstanding cash advances at the bank's prime lending rate plus 3/8% (8.625% at September 30, 1996). Any unpaid principal and accrued interest is due on demand, but no later than August 1996. The line of credit is collateralized by accounts receivable, inventory and equipment. The terms of the agreement require, among other provisions, that the Company comply with requirements for maintaining certain cash flow and other financial ratios and restricts the payment of cash dividends. As of September 30, 1996, $2,040,000 has been drawn upon the Company's line of credit.

          Effective November 7, 1996, the Company entered into a new credit faciliy with Bank One, N.A. ("Bank") which replaced the existing facility with NBD Bank, N.A. The new financing consists of a revolving line of credit, term loans and a long term lease agreement. Under the revolving line of credit, borrowings can be made up to $5,000,000 based upon collateral values as determined under the agreement. The term loans consist of a $1,800,000 secured term loan and a capital expenditure term loan facility for up to $1,950,000, based upon 80% of the acquisition costs of new machinery and equipment. The long term lease agreement is collateralized with new equipment in excess of $700,000. All of the above agreements are collateralized by accounts receivable, inventory and equipment. The facility has a two year term and includes interest rates at .50% above the Bank's base rate (closely related to the Bank's prime interest rate).

          DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION & SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)


6.       Long-Term Debt
         --------------

         Long-term debt is summarized as follows:

         Various  mortgages and notes  payable with
         interest  rates ranging from  8.75% to 1%
         over prime.  Monthly  payments range from
         $3,198 to $29,000 and expiration dates
         range from 1997 through 2007.                  $       2,419,048

         Less current portion                                    (913,715)
                                                        -----------------
                                                        $       1,505,333
                                                        =================

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview
--------

         Digital Communications Technology Corporation ("the Company") continued to experience rapid sales growth for the three months ended September 30, 1996. Net sales increased by over 30% from the corresponding quarter of the prior year. However, the Company continued to experience a decline in operating profit from approximately $291,000 to $168,000 for the three months ended September 30, 1995 and 1996, respectively. Increases in cost of goods sold and general and administrative expenses, particularly legal fees associated with the shareholder derivative lawsuit (approximately $96,000), contributed to the lower operating profits.

Liquidity
---------

         The Company utilized approximately $224,000 and $129,000 in cash from operating activities for the three months ended September 30, 1996 and 1995, respectively. The Company's operating cash position is due primarily to the large increase in accounts receivable which was partially offset by an increase in accounts payable. In addition, increases in prepaid expenses and other assets contributed to the current operating cash position.

         Accounts receivable increased approximately $1,676,000 from the balance at June 30, 1996. The increase is due to the corresponding increase in net sales for the current three month period. The Company's accounts receivable collection period (measuring how quickly, on average, the Company collects its accounts receivable) increased from approximately 61 days at June 30, 1996 to approximately 76 days at September 30, 1996. The increase is due to significant billings that occurred in the last week of September. These billings negatively affected the average days in collection by increasing the balance of accounts receivable at the end of the quarter. The Company continues to receive competitive pressures from its customers to grant longer payment terms. Management will continue to focus on this area to improve credit and collections efforts.

         Accounts payable increased approximately $1,179,000 for the three months ended September 30, 1996 as compared to a decrease of approximately $287,000 for the same period ended September 30, 1995. The increase in accounts payable in the current period is due primarily to the growth in sales volume that has dictated additional raw material, equipment, and supply purchases. In addition, efforts to maintain a low outstanding balance on the revolving line of credit have contributed to the increase.

         Prepaid expenses and other assets increased by approximately $405,000 for the first quarter ended September 30, 1996. This significant increase is primarily the result of the increase of prepaid income taxes and deferred tax assets in the current period. Prepaid income taxes are due to the overpayment of estimated taxes and the anticipated refunds due to the Company's net taxable loss in the prior fiscal year.

         Overall inventory levels remained relatively consistent from June 30, 1996 to September 30, 1996. Inventory levels, particularly in the work-in-process and finished goods categories, will fluctuate somewhat depending on the size and number of video tape duplicating orders processed at any given time. Typically, the Company does not stock significant quantities of finished products, shipping orders immediately upon completion. Management will continue to focus on ensuring that the least amount of operating cash is invested in inventory by insisting that shipments of raw materials are made on a just-in-time basis and by minimizing the amount of raw materials purchased.

     Approximately $370,000 in net cash was used in investing activities for the first quarter ended September 30, 1996 as compared to approximately $292,000 in cash provided by investing activities for the corresponding quarter of the prior year. The primary reason for this change in position is the decrease in the funds invested in the Company's marketable securities portfolio. The Company intends to continue to invest funds in equity securities, mainly listed on the New York and American Stock Exchanges, and by policy, limits the amount of exposure in any one equity investment. Such investments are continually monitored to reduce the risk of any adverse stock market volatility. Cash not invested in securities is placed on account with brokerage firms, which is swept daily into a federally insured money market account, or placed on account with a federally insured national bank.

     The Company utilized its line of credit to provide approximately $414,000 for working capital needs during the three months ended September 30, 1995 and repaid approximately $182,000 in long-term debt. Management intends to selectively utilize its line of credit to fund working capital requirements when needed, and expects to reduce the amount outstanding on the line of credit as collections on sales are received.

         During the three month period ended September 30, 1996, the Company's cash needs were met primarily through operations. Long-term liquidity needs are anticipated to be met through sales growth and separate financing arrangements. Management anticipates that it will continue to meet most obligations as they come due, and no vendor/supplier problems are expected.

Capital Resources
-----------------

         The Company invested approximately $557,000 in equipment and leasehold improvements for the first quarter ended September 30, 1996. These larger capital expenditures during the most recent quarter related primarily to expenditures for duplication, loading, packaging, and leasehold improvements at the Company's Indianapolis facility. The Company plans to continue to expand current operating facilities at both the Fort Lauderdale and Indianapolis plants in order to fully meet the high volume demands of the retail-sell-through market and the fall selling season. The Company intends to finance these expenditures through operations and through separate financing arrangements.

Results of Operations
---------------------

         Overall growth in the Company's target markets led to continued sales growth in the current year. Net sales increased approximately 30% from $5,386,000 to $7,020,000 for the three months ended September 30, 1995 and 1996, respectively. Significant sales increases were experienced as orders were filled to meet the holiday buying season demands. As in the prior fiscal year, management's focus on the retail-sell-through market resulted in this sales surge. This market centers on sales of pre-recorded video tapes which are sold at the retail level. The Company's customer base has become increasingly dominated by the companies which distribute these pre-recorded videos to the retail sell-through market, and management has positioned the Company to capitalize on this portion of the video industry.

         Operating profit did not match the increased sales, declining from approximately $291,000 (5.4% of net sales) to $168,000 (2.4% of net sales) for the three months ended September 30, 1995 and 1996, respectively. The decline in operating profit is due to increases in cost of goods sold and general and administrative expenses, particular legal fees associated with the shareholder derivative lawsuit (approximately $96,000).

         Cost of goods sold, as a percentage of sales, increased to 79% for the three months ended September 30, 1996 as compared to 76% for the three months ended September 30, 1995. The increased cost of goods sold is directly attributable to increased usage of temporary labor and the cost of offloading excess production volumes. Use of these outside sources was unavoidable in order complete customer orders that exceeded existing capacity at both facilities. The lack of sufficient capacity was due to unexpected delays in the installation of new capacity. Management has already taken the steps necessary to provide for the increase in sales volume by providing for new duplication and packaging equipment. In addition, increased consultant fees were incurred in the current period as hands-on outside experts were utilized to accelerate the implementation of expanded capacity and new management methods in the Indianapolis facility. Management recognizes that cost containment through efficiency gains and productivity improvements is essential to the Company's continued profitable growth and will continue to analyze and monitor the Company's performance in this area.

         Selling expenses increased in relative proportion to the increase in net sales for the three months ended September 30, 1996. As a percentage of net sales, selling expenses remained relatively consistent, decreasing from 4.6% to 4.4% for the three months ended September 30, 1995 and 1996, respectively.

         General and administrative expenses increased for the first quarter ended September 30, 1996 to approximately $624,000 (8.8% of net sales) as compared to approximately $460,000 (8.5%) for the corresponding period of the prior year. The slight increase in the percentage of net sales is attributable to salary increases and additional legal fees incurred in connection with the shareholder derivative lawsuit, see discussion of this matter in the Company's Form 10-KSB.

         The Company realized income from securities transactions of approximately $71,000 for the three months ended September 30, 1996 as compared to approximately $116,000 for the corresponding period of the prior year. The gains were from investment transactions associated with the Company's marketable securities portfolio. The Company invests funds in equity securities, mainly listed on the New York and American Stock Exchanges, and by policy, limits the amount of exposure in any one equity investment. Such investments are continually monitored to reduce the risk of any adverse stock market volatility. Cash not invested in securities is placed on account with brokerage firms, which is swept daily into a federally insured money market account, or placed on account with a federally insured national bank.

         Interest expense decreased from approximately $176,000 to $109,000 for the three months ended September 30, 1995 and 1996, respectively. This decrease is due to decreased borrowings on the Company's line of credit.

     During June 1995, the Company's management decided to discontinue the operations of Tapes Unlimited, Inc. (TU). Management believed that the cost of maintaining the TU subsidiary outweighed the benefits provided to the Company. The effect on net income of the operations of TU is segregated on the face of the income statement as discontinued operations, and totaled approximately $59,000 net of income taxes, for the three months ended September 30, 1995. Although all operations at TU have ceased, certain collection efforts are still conducted by the Company on behalf of TU. These efforts, along with debt forgiveness resulting from settlements with TU creditors, resulted in recoveries which is reflected in the income from discontinued operations for the three months ended September 30, 1995. Such efforts are still ongoing, but did not produce significant recoveries for the three months ended September 30, 1996.

Other Items
-----------

         The costs of the Company's products are subject to inflationary pressures and commodity price fluctuations. In addition, the Company from time to time experiences increases in cost of materials and labor, as well as other manufacturing and operating expenses. The Company's ability to pass along such increased costs through increased prices has been difficult due to competitive pressures. The Company attempts to minimize the effects of inflation on its operations by controlling these costs.

         The Company's sales levels generally follow the retail-sell-through markets, which typically peak in the fall and early winter months as retail demand and holiday orders are met. The Company has attempted to mitigate this seasonality by increasing sales efforts to lower volume, but higher margin customers such as those involved with corporate training video duplication and the video rental market. Finally, management intends to focus its marketing efforts toward the mass marketing advertising industry to help mitigate the seasonality of the retail-sell-through markets. Even by utilizing these techniques, sales levels are still expected to be lower in the spring and summer months.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION


By: /s/ Douglas L. Miller                              Date:  November 7, 1996
    -----------------------------------------
     Douglas L. Miller, Vice-President and
     Chief Financial Officer