Form 10-Q
period 1996-12-31
DIGITAL COMMUNICATIONS TECHNOLOGY CORP
filed 1997-02-14
CIK 743051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549


     FORM 10-QSB (Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1996

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

         The number of shares outstanding of the common stock of the registrant on January 31, 1997, the latest practicable date, was 7,240,046.

                                TABLE OF CONTENTS


Item                                                              Numbered
Number                                                              Page
------                                                            --------

Part I

     1.  Financial Statements.....................................     1

     2.  Management's Discussion and Analysis or
         Plan of Operation........................................     6


Part II

     1.  Legal Proceedings........................................     N/A

     2.  Changes in Securities....................................     N/A

     3.  Defaults Upon Senior Securities..........................     N/A

     4.  Submission of Matters to a Vote of Security
         Holders..................................................     9

     5.  Other Information........................................     N/A

     6.  Exhibits and Reports on Form 8-K.........................     10

          DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                 December 31,               June 30,
                                                                                    1996                     1996
                                                                                 (Unaudited)              (Audited)
                                                                                --------------         ---------------

           ASSETS

Current assets:
        Cash and cash equivalents                                        $         465,177        $        615,037
        Marketable securities                                                      936,833               1,900,050
        Accounts receivable, net of  allowance for doubtful accounts
           of $475,000 at December 31, 1996 and $414,000 at June 30, 1996        6,946,653               3,719,265
        Inventories                                                              2,351,964               2,862,911
        Prepaid expenses and other current assets                                  673,884                 614,210
                                                                           ---------------         ---------------
             Total current assets                                               11,374,511               9,711,473
                                                                           ---------------         ---------------

Property, plant and equipment, net                                               5,694,061               5,469,304
Other assets                                                                       165,663                  81,343
Loans receivable, related parties                                                  414,698                 413,369
                                                                           ---------------         ---------------
                  Total assets                                           $      17,648,933        $     15,675,489
                                                                           ===============         ===============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Revolving line of credit                                         $       2,709,602        $      1,625,325
        Current portion, long-term debt                                            425,130                 935,127
        Accounts payable                                                         3,477,304               3,032,236
        Accrued liabilities                                                        557,360                 362,520
                                                                           ---------------         ---------------
             Total current liabilities                                           7,169,396               5,955,208
                                                                           ---------------         ---------------

Long-term debt, less current portion                                             1,987,078               1,666,063
Deferred tax liability                                                             417,672                 157,216

Commitments and contingencies

Stockholders' Equity:
        Series A convertible preferred stock, 10,000,000 shares of
           $.0001 par value per share authorized; 10,000 and 100,000 shares issued and outstanding as of December 31, 1996 and June 30, 1996,
           respectively, $100,000 liquidation preference                                 1                      10
        Common stock, 25,000,000 shares of $.0002 par value per share authorized; 7,190,426 and 6,332,116 issued and 6,953,504
           and 6,125,162 shares outstanding as of December 31, 1996 and
           June 30, 1996, respectively                                               1,438                   1,266
        Additional paid-in capital                                               8,479,155               8,479,318
        Retained earnings                                                        1,327,405               1,030,152
        Investment in Millennia, Inc.                                          (1,084,983)             (1,084,983)
        Net unrealized holding loss on investment securities                     (648,229)               (528,761)
                                                                           ---------------         ---------------
             Total stockholders' equity                                          8,074,787               7,897,002
                                                                           ---------------         ---------------

                  Total liabilities and stockholders' equity             $      17,648,933        $     15,675,489

     The accompanying notes are an integral part of the financial statements

          DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION & SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                            For the three months ended          For the six months ended
                                                                   December 31,                        December 31,
                                                                   ------------                        ------------
                                                               1996             1995              1996              1995
                                                            -----------     -----------       -----------        -----------

Net sales                                                  $  8,794,479    $  7,895,511      $ 15,814,416       $ 13,281,982
                                                            -----------     -----------       -----------        -----------
Costs and Expenses:
     Cost of goods sold (exclusive of depreciation
       and amortization, shown separately below)              7,073,707       6,278,412        12,650,843         10,462,738
     Selling expenses (exclusive of depreciation
       and amortization, shown separately below)                335,282         310,573           641,160            564,152
     General and administrative expenses
       (exclusive of depreciation and amortization,
        shown separately below)                                 564,167         484,562         1,187,712            844,471
     Depreciation and amortization                              375,168         307,549           720,409            605,620
                                                            -----------     -----------       -----------        -----------

          Total costs and expenses                            8,348,324       7,381,096        15,200,124         12,476,981
                                                            -----------     -----------       -----------        -----------

               Operating profit                                 446,155         514,415           614,292            805,001
                                                            -----------      ----------       -----------        -----------

Other income (expense):
     Realized gains (losses) from investment
        transactions                                             20,963         (43,573)           92,082             72,438
     Interest and other income                                        0          10,182                 0             21,612
     Interest expense                                          (103,184)       (203,566)         (211,692)          (379,929)
                                                            -----------     -----------       -----------        -----------

                                                                (82,221)       (236,957)         (119,610)          (285,879)
                                                            -----------     -----------       -----------        -----------
         Income from continuing operations
          before provision for income taxes                     363,934         277,458           494,682            519,122
Provision for income taxes                                      127,411         107,436           192,742            201,000
                                                            -----------     -----------       -----------        -----------

         Income from continuing operations                      236,523         170,022           301,940            318,122


Discontinued operations:
     (Loss) gain  from operations of
     discontinued operation, net of related income
     taxes of $0, $21,900, $0 and $60,500, respectively          (4,935)         36,359            (4,685)            95,360
                                                            -----------     -----------       -----------        -----------

                    Net income                             $    231,588    $    206,381      $    297,255       $    413,482
                                                            ===========     ===========       ===========        ===========


Weighted average shares of common stock
      outstanding                                             6,548,604       5,677,443         6,310,890          5,411,957
                                                            ===========     ===========       ===========       ============

Earnings per share:
     Continuing operations                                 $       0.04    $       0.03      $       0.05      $        0.06
     Discontinued operations                                       0.00            0.01              0.00               0.02
                                                            -----------     -----------       -----------       ------------
           Net income                                      $      0.04     $       0.04      $       0.05      $        0.08
                                                            ==========      ===========       ===========       ============

     The accompanying notes are an integral part of the financial statements

          DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                  For the six months ended
                                                                                        December 31,
                                                                                 1996                    1995
                                                                            ----------------        ----------------
Cash flows from operating activities:
     Net income                                                           $         297,255       $         413,482
                                                                            ---------------        ----------------
     Adjustments  to  reconcile  net  income  to  net  cash
       used  in  operating activities:
        Depreciation and amortization                                               720,409                 605,620
        Gain on sale of marketable securities                                       (92,082)                (72,438)
        Provision for bad debts                                                      60,833                 112,495
        Increase in accounts receivable                                          (3,288,221)             (1,331,822)
        Decrease (increase) in inventories                                          510,947                (147,497)
        Increase in prepaid expenses and other                                     (143,994)                162,226
        Increase (decrease) in accounts payable                                     445,068                (576,943)
        Increase in accrued liabilities                                             194,840                 264,920
        Increase in deferred tax liability                                          260,456                       0
                                                                            ---------------         ----------------
             Net cash used in operating activities                               (1,034,489)               (569,957)
                                                                            ---------------        ----------------

Cash flows from investing activities:
     (Increase) decrease in loans receivable, related parties                        (1,329)                148,678
     Change in marketable securities - available for sale                           935,829               1,014,367
     Increase in other assets and other liabilities                                      0                  (21,892)
     Capital expenditures                                                          (945,166)               (457,482)
                                                                            ---------------        ----------------
             Net cash (used in) provided by investing activities                    (10,666)                683,671
                                                                            ---------------        ----------------

Cash flows from financing activities:
     Net long-term repayments                                                      (188,982)               (356,568)
     Net short-term borrowings                                                    1,084,277                 360,000
                                                                            ---------------        ----------------
             Net cash provided by financing activities                              895,295                   3,432
                                                                            ---------------        ----------------

(Decrease) increase in cash and cash equivalents                                   (149,860)                117,146
Cash and cash equivalents at beginning of period                                    615,037                 284,837
                                                                            ---------------        ----------------
Cash and cash equivalents at end of period                                $         465,177       $         401,983
                                                                            ===============        ================

Supplemental disclosures of cash flow information:

Cash paid during the period for:
     Interest (non-capitalized)                                           $         173,631       $         379,550
                                                                            ===============        ================
     Income taxes                                                         $                       $
                                                                                    -                       -
                                                                            ===============        ================




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

2.       Marketable Securities
         ---------------------

         Marketable securities consist of equity securities with an aggregate cost, based on specific identification, of $1,585,062 as of December 31, 1996. The marketable securities portfolio contains unrealized losses of $648,229, resulting in a carrying value of $936,833 at December 31, 1996. The unrealized losses are reported as a separate component of stockholders' equity. All of the Company's securities are classified as available for sale securities.

3.       Inventory
         ---------

         Inventories are valued at the lower of cost (weighted average) or market and consisted of the following:

                                              December 31,             June 30,
                                                 1996                    1996
                                          -----------------     ----------------

           Raw materials                $         1,510,108   $        1,891,393
           Work-in-process                          673,485              769,254
           Finished goods                           168,371              202,264
                                          -----------------     ----------------
                                        $         2,351,964   $        2,862,911
                                          =================     ================

          DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION & SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)

4.       Property, Plant and Equipment
         -----------------------------

         Property, plant and equipment consist of the following:

                                                             December 31,           June 30,
                                                                 1996                 1996
                                                            -----------------     ----------------

           Land                                           $            73,000   $           73,000
           Buildings and improvements                                 727,529              546,703
           Machinery and equipment                                 10,377,207            9,612,867
                                                            -----------------     ----------------
                                                                   11,177,736           10,232,570
           Less accumulated depreciation                           (5,483,675)          (4,763,266)
                                                            =================     ================
           Net property, plant and equipment              $         5,694,061   $        5,469,304
                                                            =================     ================

5.       Revolving Lines of Credit
         -------------------------

         The Company has a revolving line of credit agreement for aggregate borrowings of up to $5,000,000. Interest is payable on all outstanding cash advances at the bank's base lending rate (closely related to the bank's prime interest rate) plus 1/2%. At December 31, 1996 the interest rate was 8.75%. Any unpaid principal and accrued interest is due on demand, but no later than October 31, 1998. The line of credit is collateralized by accounts receivable, inventory and equipment. The terms of the agreement require, among other provisions, that the Company comply with requirements for maintaining certain cash flow and other financial ratios and restricts the payment of cash dividends. As of December 31, 1996, $2,710,000 has been drawn upon the Company's line of credit.

6.        Long Term Debt
          --------------

         Long term debt consists of the following:

                                                                December 31,            June 30,
                                                                     1996                  1996
                                                              ------------------    -----------------
           Various  mortgages and notes payable with
           interest rates ranging from 7.63% to 1% over
           prime. Monthly payments range from $3,198
           to $29,000 and expiration dates range from
           1997 to 2007.                                     $           612,208   $       2,601,190


           Loan payable to bank in monthly installments
           of $30,000 plus interest at the bank's base rate
           (prime)  plus 1/2%,  maturing  October  1998;
           collateralized by accounts receivables,
           inventory and equipment. The terms of the
           agreement  require,  among other  provisions,
           that the Company comply with certain ratios
           and covenants.                                              1,800,000                   0
                                                               -----------------    ----------------
                                                                       2,412,208           2,601,190
          Less current portion                                          (425,130)           (935,127)
                                                               =================    ================
                                                              $        1,987,078   $       1,666,063
                                                               =================    ================

Item 2.  Management's Discussion and Analysis or Plan of Operation

Overview
--------

         Digital Communications Technology Corporation ("the Company") continued to enjoy significant sales growth for the quarter and six month period ended December 31, 1996. Net sales for the three months ended December 31, 1996 increased approximately 11% to an all-time quarterly record. Net sales for the six month period ended December 31, 1996 increased approximately 19% and were also the highest six months' sales in the Company's history. The Company, however, experienced a decline in operating profits, both in real terms and as a percentage of net sales. Increases in cost of goods sold and general and administrative expenses, particularly legal fees associated with the shareholder derivative lawsuit (approximately $100,000), contributed to the lower operating profits.

Liquidity
---------

         The Company utilized approximately $1,034,000 and $570,000 in cash from operating activities for the six months ended December 31, 1996 and 1995, respectively. The Company's operating cash position is due primarily to the large increase in accounts receivable which was partially offset by an increase in accounts payable and a decrease in the level of inventory.

         Accounts receivable increased approximately $3,288,000 from the balance at June 30, 1996. The increase is due to the corresponding increase in net sales for the current six month period. The Company's accounts receivable collection period (measuring how quickly, on average, the Company collects its accounts receivable) increased from approximately 61 days at June 30, 1996 to approximately 86 days at December, 1996. The increase is due to the significant amount of billings that occurred during the last quarter. These billings negatively affected the average days in collection by increasing the balance of accounts receivable at the end of the period. The Company continues to receive competitive pressures from its customers to grant longer payment terms. Management will continue to focus on this area to improve credit and collections efforts.

         Accounts payable increased approximately $445,000 for the six months ended December 31, 1996 as compared to a decrease of approximately $577,000 for the same period ended December 31, 1995. The increase in accounts payable in the current period is due primarily to the growth in sales volume that has dictated additional purchases. In addition, efforts to maintain a low outstanding balance on the revolving line of credit have contributed to the increase.

     Overall inventory levels declined by $511,000 from June 30, 1996 to December 31, 1996. The reduction is primarily due to the decrease in the amount of raw materials on hand. Management has been successful in its efforts to ensure that the least amount of operating cash is invested in inventory by insisting that shipments of raw materials are made on a just-in-time basis.
Inventory levels, particularly in the work-in-process and finished goods categories, will fluctuate somewhat depending on the size and number of video tape duplicating orders processed at any given time. Typically, the Company does not stock significant quantities of finished products, shipping orders immediately upon completion.

         Approximately $11,000 in net cash was used in investing activities for the six month period ended December 31, 1996 as compared to approximately $684,000 in cash provided by investing activities for the corresponding period of the prior year. The primary reason for this change in position is the increase in capital expenditures in the current period (see Capital Resources below).

         The Company utilized its line of credit to provide approximately $1,084,000 for working capital needs during the six months ended December 31, 1996 and repaid approximately $189,000 in long-term debt. Management intends to selectively utilize its line of credit to fund working capital requirements when needed, and expects to reduce the amount outstanding on the line of credit as collections on accounts receivable are received.

         During the six month period ended December 31, 1996, the Company's cash needs were met primarily through operations. Long-term liquidity needs are anticipated to be met through sales growth and separate financing arrangements. Management anticipates that it will continue to meet most obligations as they come due, and no vendor/supplier problems are expected.

Capital Resources
-----------------

     The Company invested approximately $945,000 in equipment and leasehold improvements for the six month period ended December 31, 1996. These larger capital outlays related primarily to expenditures for duplication, loading, packaging, and leasehold improvements at both the Company's Indianapolis and Ft. Lauderdale facilities. The Company plans to continue to expand current operating facilities in order to fully meet the high volume demands of the retail-sell-through market. The Company intends to finance these expenditures through operations and through separate financing arrangements.

Results of Operations
---------------------

     Overall growth in the Company's target markets led to continued sales growth of approximately 19% in the current fiscal year to date. Net sales for the three months ended December 31, 1996 increased approximately 11% to an all-time quarterly record of $8,794,000, up from $7,896,000 for the same period ended December 31, 1995. Net sales of $15,814,000 for the six month period ended December 31, 1996 were also the highest in the Company's history, compared with $13,282,000 for the same period last year. Significant sales increases were experienced in the last quarter as orders were filled to meet the holiday buying season demands. As in prior periods, management's focus on the retail-sell-through market resulted in this sales surge. This market centers on sales of pre-recorded video tapes which are sold at the retail level. The Company's customer base has become increasingly dominated by the companies which distribute these pre-recorded videos to the retail sell-through market, and management has positioned the Company to capitalize on this portion of the video industry.

     Operating profit did not match the increased sales, declining from approximately $514,000 (6.5% of net sales) to $446,000 (5.1% of net sales) for the three months ended December 31, 1995 and 1996, respectively. A similar decline was experienced for the six months ended December 31, 1996. Operating profit for this period declined from approximately $805,000 (6.1% of net sales) in the prior year to $614,000 (3.9% of net sales). The decline in operating profit is due to increases in cost of goods sold and general and administrative expenses, particularly legal fees associated with the shareholder derivative lawsuit (approximately $100,000).

         Cost of goods sold, as a percentage of sales, increased to 80% for the six months ended December 31, 1996 as compared to 79% for the six months ended December 31, 1995. The increased cost of goods sold is directly attributable to increased usage of temporary labor and the cost of offloading excess production volumes to other duplicators. Use of these outside sources was unavoidable in order to complete customer orders that exceeded existing capacity at both facilities. The lack of sufficient capacity was due to unexpected delays in the installation of new capacity. Management has already taken the steps necessary to provide for the increase in sales volume by providing for new duplication and packaging equipment. In addition, increased consultant fees were incurred in the current period as hands-on outside experts were utilized to accelerate the implementation of expanded capacity and new management methods in the Indianapolis facility. Management recognizes that cost containment through efficiency gains and productivity improvements is essential to the Company's continued profitable growth and will continue to analyze and monitor the Company's performance in this area.

         Selling expenses increased in relative proportion to the increase in net sales for the three months ended December 31, 1996. As a percentage of net sales, selling expenses remained relatively consistent, decreasing from 4.2% to 4.1% for the six months ended December 31, 1995 and 1996, respectively.

         General and administrative expenses increased for the six months ended December 31, 1996 to approximately $1,188,000 (7.5% of net sales) as compared to approximately $844,000 (6.4%) for the corresponding period of the prior year. The increase in the percentage of net sales is attributable to salary increases and additional legal fees incurred in connection with the shareholder derivative lawsuit. See discussion of this matter in the Company's Form 10-KSB.

         The Company realized income from securities transactions of approximately $92,000 for the six months ended December 31, 1996 as compared to approximately $72,000 for the corresponding period of the prior year. The gains were from investment transactions associated with the Company's marketable securities portfolio. The Company invests funds in equity securities, mainly listed on the New York and American Stock Exchanges, and by policy, limits the amount of exposure in any one equity investment. Such investments are continually monitored to reduce the risk of any adverse stock market volatility. Cash not invested in securities is placed on account with brokerage firms, which is swept daily into a federally insured money market account, or placed on account with a federally insured national bank.

         Interest expense decreased sharply from approximately $380,000 to $212,000 for the six months ended December 31, 1995 and 1996, respectively and from approximately $204,000 to $103,000 for the three months ended December 31, 1995 and 1996, respectively. This decrease is due to decreased borrowings on the Company's line of credit.

     During June 1995, the Company's management decided to discontinue the operations of Tapes Unlimited, Inc. (TU). Management believed that the cost of maintaining the TU subsidiary outweighed the benefits provided to the Company. The effect on net income of the operations of TU is segregated on the face of the income statement as discontinued operations, and totaled approximately $95,000 net of income taxes, for the six months ended December 31, 1995. Although all operations at TU have ceased, certain collection efforts are still conducted by the Company on behalf of TU. These efforts, along with debt forgiveness resulting from settlements with TU creditors, resulted in recoveries which is reflected in the income from discontinued operations for the six months ended December 31, 1995. Such efforts are still ongoing, but did not produce significant recoveries for the six months ended December 31, 1996.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         An annual meeting of stockholders of the Company was held on December 17, 1996 at the Company's corporate offices in Dallas, Texas.

         A proposal to elect Kevin B. Halter to hold office as director until the next annual election of directors by stockholders was approved as follows:

         4,974,245 shares, or 99.49% of the outstanding shares represented at the meeting voted in favor of the proposal. 9,264 shares, or 0.18% of the outstanding shares represented at the meeting voted against the proposal. 16,455 shares, or 0.33% of the outstanding shares represented at the meeting abstained from voting.

         A proposal to elect Kevin B.Halter, Jr.to hold office as director until the next annual election of directors by stockholders was approved as follows:

         4,974,245 shares, or 99.49% of the outstanding shares represented at the meeting voted in favor of the proposal. 9,264 shares, or 0.18% of the outstanding shares represented at the meeting voted against the proposal. 16,455 shares, or 0.33% of the outstanding shares represented at the meeting abstained from voting.

         A proposal to elect Gary C. Evans to hold office as director until the next annual election of directors by stockholders was approved as follows:

         4,973,245 shares, or 99.47% of the outstanding shares represented at the meeting voted in favor of the proposal. 10,124 shares, or 0.20% of the outstanding shares represented at the meeting voted against the proposal. 16,455 shares, or 0.33% of the outstanding shares represented at the meeting abstained from voting.


         A proposal to elect James Smith to hold office as director until the next annual election of directors by stockholders was approved as follows:

         4,972,070 shares, or 99.44% of the outstanding shares represented at the meeting voted in favor of the proposal. 11,439 shares, or 0.23% of the outstanding shares represented at the meeting voted against the proposal. 16,455 shares, or 0.33% of the outstanding shares represented at the meeting abstained from voting.

         A proposal to elect Don R. Benton to hold office as director until the next annual election of directors by stockholders was approved as follows:

         4,966,990 shares, or 99.34% of the outstanding shares represented at the meeting voted in favor of the proposal. 16,519 shares, or 0.33% of the outstanding shares represented at the meeting voted against the proposal. 16,455 shares, or 0.33% of the outstanding shares represented at the meeting abstained from voting.

         A proposal to elect Hugh C. Coppen to hold office as director until the next annual election of directors by stockholders was approved as follows:

         4,978,535 shares, or 99.57% of the outstanding shares represented at the meeting voted in favor of the proposal. 4,974 shares, or 0.10% of the outstanding shares represented at the meeting voted against the proposal. 16,455 shares, or 0.33% of the outstanding shares represented at the meeting abstained from voting.

     A proposal to ratify the appointment of Coopers & Lybrand L.L.P. as independent auditors was approved as follows:

         4,947,635 shares, or 98.78% of the outstanding shares represented at the meeting voted in favor of the proposal. 9,832 shares, or 0.71% of the outstanding shares represented at the meeting voted against the proposal. 16,455 shares, or 0.33% of the outstanding shares represented at the meeting abstained from voting.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     10.1 Loan and Security Agreement, together with Promissory Notes with Bank One, Texas, N.A.

(b)  Reports on Form 8-K

     No report on Form 8-K was filed during the quarter ended December 31, 1996.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION


By:  /s/ Douglas L. Miller                             Date:  February 14, 1997
     -------------------------------------------
     Douglas L. Miller, Vice-President and
     Chief Financial Officer

                                  Exhibit 10.1

                       LOAN AND SECURITY AGREEMENT


         THIS LOAN AND SECURITY AGREEMENT ("Agreement") made and entered into as of the day of acceptance by and between the undersigned Debtor and BANK ONE, TEXAS, NATIONAL ASSOCIATION:

                               W I T N E S S E T H

         1.       Definitions.  The following definitions shall apply:

                  (a) "Accounts Advance Rate" shall mean the percentage of Debtor's Eligible Accounts that may be used in determining the Borrowing Base. The Accounts Advance Rate for any month shall be the percentage set forth below opposite the applicable Dilution Percentage as determined by Bank from time to time:

         Dilution Percentage                         Accounts Advance Rate
             0 - 5.0 %                                      up to 85 %
             5.1 % - 8.0 %                                  up to 80 %
             8.1 % - 10.0 %                                 up to 75 %
             10.1 % and higher                       to be determined in Bank's
                                                     sole discretion


                  (b) "Adjusted Net Income" means, with respect to any period, consolidated net earnings (before reduction for federal income taxes but after reduction for any gain or loss on the sale of extraordinary items) of Debtor for such period, determined in accordance with GAAP.

                  (c) "Affiliate" shall mean any individual or entity directly or indirectly controlling, controlled by, or under common control with, or otherwise related to Debtor or any Obligated Party and shall include but not be limited to any partnership, joint venture, joint stock company, corporation, parent company or subsidiary or other company or person in which any Obligated Party or any person related to any Obligated Party by blood, adoption or marriage no more remotely than two degrees of relationship shall own, directly or indirectly, of record or beneficially, or hold, directly or indirectly, the power to control the vote of, more than 10% of the voting stock of, or other equity interest in, such entity.

                  (d) "Average Monthly Availability" shall mean the amount obtained by adding the average daily availability for each month in a calendar year and dividing by twelve, and "average daily availability" for a month shall be the amount obtained by adding the difference between (i) the Borrowing Base, and (ii) the unpaid balance of Revolving Loans owing by Debtor to Lender at the end of each day during a calendar month in question and by dividing such sum by the number of days in such a calendar month.

                  (e) "Bank" shall mean BANK ONE, TEXAS, NATIONAL ASSOCIATION, of Dallas, Texas, whose mailing address is 1717 Main Street, Dallas, Texas 75201.

                  (f) "Borrower" shall mean Debtor and any person or entity specified in Addendum I attached hereto and incorporated herein by reference, or any of them.

                  (g)   "Borrowing   Base"  shall  mean,   as  of  any  date  of
         determination, the lesser of (i) $5,000,000.00, or (ii) the sum of (1) the product of (A) the Accounts Advance Rate, and (B) Eligible Accounts, plus (2) the product of (A) the Inventory Advance Rate, and
         (B) Eligible Inventory; provided, however, that the product of the Inventory Advance Rate and Eligible Inventory shall not exceed 50% of the Borrowing Base and "speculative inventory" (hereinafter defined) shall not exceed 10% of total inventory, less (3) the Reserve, and less
         (4) the unpaid balance on that certain loan to Debtor from the U.S. Small Business Administration in the original principal amount of $515,000.00, all determined as of such date of determination. The reserve for the loan to Debtor from the U.S. Small Business Administration shall be deleted upon the execution between Bank and the U.S. Small Business Administration of an intercreditor agreement in form and substance acceptable to Bank. As used herein "speculative inventory" means finished goods inventory that is not subject to a purchase order.

                  (h) "Business Day"shall mean any calendar day except Saturday,
          Sunday  and  those  legal  public  holidays   specified  in  5  U.S.C.
          ss.6103(a), as may be amended from time to time.

                  (i) "Capital Expenditure Loan" shall have the meaning assigned to such term in Section 2 (d).

                  (j) "Code" shall mean the Uniform Commercial Code as in effect in the State of Texas on the date of this Agreement or as it may hereafter be amended from time to time.

                  (k)   "Collateral"   shall  mean  all  that  certain  property
         described in Addendum II attached hereto and incorporated herein by reference.

                  (l) "Contract Rate" shall mean a rate calculated on the basis of actual days elapsed but computed as if each year consisted of 360 days, equal to the sum of (i) the Base Rate (the "Base Rate") of interest as established from time to time by the Bank (which may not be the lowest, best or most favorable rate of interest which Bank may charge on loans to its customers), plus (ii) one half percent (0.50 %) per annum. With respect to the Revolving Loan only, if (A) the Shareholder Suit is resolved in a manner satisfactory to Bank, and (B) no Default or Event of Default has occurred hereunder, such rate shall be reduced after the final resolution of the Shareholder Suit to the sum of (1) the Base Rate, plus (2) one quarter percent (0.25%).

                  (m) "Debtor" shall mean Digital Communications Technology Corporation, a Delaware corporation, whose chief executive office is located at 16910 Dallas Parkway, Suite 100, Dallas, Texas 75248.

                  (n) "Default" means any of the events specified in Section 14, regardless of whether there shall have occurred any passage of time or giving of notice or both that would be necessary in order to constitute such event an Event of Default.

                  (o) "Default Rate" shall mean at the time in question a per annum rate equal to the lesser of (i) the Base Rate then in effect plus four percent (4.0%), or (ii) the Maximum Rate.

                  (p) "Dilution Percentage" means, as of any date of determination, the ratio of (i) the sum of (a) all non-cash credits given by Debtor to account debtors or obtained by account debtors during the 12-month period ending on the date of determination, plus
         (b) bad debt expense incurred or accrued by Debtor during such period to (ii) the aggregate face amount of all accounts receivable generated by Debtor during such 12-month period.

                  (q) "Distributions" means, in respect of any corporation, cash distributions or dividends or any other distributions of property on, or in respect of, any class of capital stock of such corporation, except for distributions made solely in shares of stock of the same class, and means, in respect of any partnership or other unincorporated entity, cash distributions or any other distributions of property on, or in respect of, any capital or profits interest in such partnership or other entity.

                  (r) "Eligible Accounts" means, as of any date, all accounts receivable of Debtor arising from the sale of goods or rendering of services by Debtor other than the following: (a) accounts which remain unpaid more than the lesser of one hundred twenty (120) days past their respective invoice dates or sixty (60) days past their respective due dates; (b) accounts which are not due and payable within sixty (60) days after their respective invoice dates; (c) all accounts owing by a single account debtor if twenty percent (20%) or more of the then balance owing by said account debtor is ineligible pursuant to clause
         (a) and/or (b) above; (d) accounts with respect to which the account debtor is a shareholder, partner, director, officer, employee, agent or Affiliate of Debtor, (e) accounts with respect to which payment by the account debtor is or may be conditional and accounts commonly known as "bill and hold" or accounts of a similar or like arrangement; (f) accounts with respect to which the account debtor is not a resident or citizen of or otherwise located in the continental United States of America, or with respect to which the account debtor is not subject to service of process in the continental United States of America, unless such accounts are backed in full by irrevocable letters of credit in the form and substance satisfactory to the Bank issued by domestic commercial banks acceptable to the Bank, or backed by an Export/Import Bank guaranteed financing program acceptable to Bank, but in the event of such credit enhancement, such accounts rendered Eligible Accounts
         thereby   shall  not  exceed  an  aggregate  of  One  Million   Dollars
         ($1,000,000.00); provided, however, Eligible Accounts may include unbacked accounts otherwise eligible hereunder that are denominated in U.S. dollars and are owed by account debtors located in Canada up to a maximum of $750,000.00, which Canadian accounts are not counted in calculating the foregoing $1,000,000.00 limitation; (g) accounts in excess of a total amount of One Hundred Thousand Dollars ($100,000.00) (for all government accounts) with respect to which the account debtor is the United States of America, any state of the United States or any other governmental body or any department, agency or instrumentality of any of the foregoing unless such accounts are duly assigned to the Bank in compliance with all applicable governmental requirements (including, without limitation, the Federal Assignment of Claims Act of 1940, as amended, if applicable) so that the Bank is recognized by the account debtor to have all of the rights of an assignee of such accounts; (h) accounts with respect to which Debtor is or may become liable to the account debtor for goods sold or services rendered by such account debtor to Debtor, but only to the extent of Debtor's then aggregate liability to such account debtor (i.e. the excess of the aggregate face amount of accounts of such account debtor to the Debtor over the aggregate liability of Debtor to such account debtor shall constitute an Eligible Account unless otherwise excepted under the terms of this section); (i) accounts with respect to which the goods giving rise thereto have not been shipped and delivered to and accepted as satisfactory by the account debtor thereof or with respect to which the services performed giving rise thereto have not been completed and accepted as satisfactory by the account debtor thereof; (j) accounts which are not invoiced (and dated as of such date) and sent to the account debtor thereof concurrently with or not later than five (5) days after shipment or delivery to or acceptance by the account debtor of goods giving rise thereto or the performance of the services or sale of goods giving rise thereto; (k) accounts arising from a consignment sale, a "sale on approval" or a "sale or return", (l) accounts with respect to which possession and/or control of the goods sold giving rise thereto is held, maintained or retained by Debtor (or any agent or custodian of Debtor) for the account of or subject to further and/or future direction from the account debtor thereof ; (m) accounts as to which the Bank, at any time or times hereafter, determines, in good faith, that the prospect of payment or performance by the account debtor is or will be impaired in any material respect; (n) accounts of an account debtor to the extent, but only to the extent, that the same exceed a credit limit determined by the Bank in its reasonable discretion, at any time or times hereafter; (o) accounts with respect to which the account debtor is located in the State of New Jersey, the State of Minnesota or the State of Indiana; provided, however, that such restriction shall not apply if Debtor (i) has filed and has effective (A) in respect of account debtors located in the State of New Jersey, a Notice of Business Activity Report with the New Jersey division of Taxation for the then current year, (B) in respect of account debtors located in the State of Minnesota, a Minnesota Business Activity Report with the Minnesota Department of Revenue for the then current year or (C) in respect of account debtors located in the State of Indiana, a Business activities Report with the Indiana Department of Revenue for the then current year, as applicable, or (ii) is otherwise exempt from such reporting requirements under the laws of such State(s); (p) accounts which are not subject to a first priority perfected security interest in favor of Bank; and (q) that portion of an account balance owed by a single account debtor which exceeds twenty-five percent (25%) of total accounts receivable otherwise deemed eligible here under, unless waived in writing by Bank.

                  (s) "Eligible Inventory" means, as of any date of determination (the value determined at the lower of cost or market on a GAAP average cost basis) of all inventory owned by and in the possession of Debtor and located in the United States of America that Bank, in its sole credit judgment, deems to be eligible for borrowing purposes. Without limiting the generality of the foregoing, unless otherwise agreed by Bank, the following is not Eligible Inventory: (a) work-in-process; (b) finished goods which do not meet the specifications of the purchase order for such goods; (c) inventory which Bank determines, in the exercise of reasonable discretion and in accordance with Bank's or Debtor's customary business practices, to be unacceptable for borrowing purposes due to age, quality, type, category, category margin deterioration and/or quantity; (d) inventory with respect to which Bank does not have a valid, first priority and fully perfected security interest; (e) inventory with respect to which there exists any Lien in favor of any Person other than Bank; (f) inventory produced in violation of the Fair Labor Standards Act, in particular provisions contained in Title 29 U.S.C. 215(a)(i); (g) inventory located at any location other than those listed on Addendum

         VI , (h) inventory situated at a location for which there is no valid landlord waiver or mortgagee waiver, as appropriate, in each instance in form and substance acceptable to Secured Party in its sole discretion, and (i) inventory that is "reworkable" or "seconds" inventory.

                  (t) "Fixed Charge  Coverage  Ratio" means, as of any date, the ratio of the following items on a consolidated basis (i) year to date after tax earnings, plus depreciation, amortization and interest expense, less Distributions and less 66% of gains on financial assets, to (ii) current maturities of Funded Debt, plus the current portion of capital leases, plus interest expense, plus Unfunded Capital Expenditures.

                  (u) "Funded Debt" means, as of any date, the sum of the following (without duplication) for Debtor on a consolidated basis: (i) the aggregate of all indebtedness for borrowed money of Debtor as of such date, other than current liabilities, (ii) all indebtedness which would be classified as "funded indebtedness" or "long-term indebtedness" (or other similar classification) on a balance sheet of Debtor prepared as of such date in accordance with GAAP, (iii) the aggregate of all indebtedness of Debtor outstanding under any revolving credit or similar agreement providing for borrowing (and renewals and extensions thereof) over a period of more than one year, notwithstanding the fact that any such indebtedness is created within one year of the expiration of such agreement and (iv) the amount of all obligations in respect of capital leases of Debtor booked in accordance with GAAP.

                  (v)"GAAP" means generally accepted accounting principles and practices, consistently applied.

                  (w) "Indemnified Persons" means, collectively, Secured Party and its officers, directors, shareholders, employees, agents, attorneys and representatives, and any Person owned or controlled by, or which owns or controls or is under common control or is otherwise affiliated with, Secured Party, and any other Person, if any, who acquires a portion of the Collateral in any manner through Secured Party's exercise of rights and remedies under the Loan Documents.

                  (x) "Inventory Advance Rate" means the percentage of Debtor's Eligible Inventory that may be used in determining the Borrowing Base. Such percentage shall equal up to 45% of Eligible Inventory consisting of finished goods and up to 40% of Eligible Inventory consisting of raw materials. Six months after the date of the initial advance hereunder the Inventory Advance Rates shall increase to up to 55% of Eligible Inventory consisting of finished goods and up to 50% of Eligible Inventory consisting of raw materials provided that (i) no Default or Event of Default has occurred hereunder, (ii) Bank has performed two quarterly field exams that were satisfactory to Bank, (iii) Debtor's inventory and perpetual inventory accounting system are satisfactory to Bank, and (iv) Debtor has a positive fiscal year to date Adjusted Net Income.

                  (y) "Investment" in any Person means any investment, whether by means of share purchase, loan, advance, purchase of debt instrument, extension of credit (other than accounts receivable arising from the sale of goods or services in the ordinary course of business), capital contribution or otherwise, in or to such Person, the guaranty of any indebtedness of such Person or the subordination of any claim against such Person to other indebtedness of such person or entity.

                  (z) "Letter of Credit" means, individually, any letter of credit issued by Secured Party for the account of Debtor, and any renewal or extension of any of the foregoing, and "Letters of Credit" means all such letters of credit collectively.

                  (aa) "Letter of Credit Exposure" means, as of any date, the aggregate undrawn maximum face amount of all Letters of Credit on such date.

                  (bb) "Letter of Credit Obligations" means any obligations of Debtor under this Agreement in connection with the Letters of Credit.

                  (cc) "Loan Documents" shall mean this Agreement and all other documents and instruments executed in connection herewith (including without limitation, all notes, documents, agreements and instruments evidencing, securing, governing, guaranteeing and/or pertaining to the indebtedness created or arising hereunder and all documents and agreements relating to any Letter of Credit), as the same may be amended, restated, renewed, extended, or otherwise modified.

                  (dd)     "Maturity Date" shall mean October 31, 1998.

                  (ee) "Maximum Rate" shall mean at any particular time in question the maximum rate of interest which, under applicable law (including federal laws), may then be charged on the sums advanced hereunder.

                  (ff) "Obligated Party" shall mean any party other than Borrower who secures, guarantees and/or is otherwise obligated to pay all or any portion of the Obligations.

                  (gg) "Obligations" shall mean (i) all loans or other advances made by Secured Party to Borrower pursuant to this Agreement or otherwise (including without limitation, all notes, documents, agreements and instruments evidencing, securing, governing, guaranteeing and/or pertaining to the indebtedness created or arising hereunder and all documents and agreements relating to any Letter of Credit), (ii) all future advances or other value, of whatever class or for whatever purpose, at any time hereafter made or given by Secured Party to Borrower, whether or not the advances or value are given pursuant to commitment and whether or not Borrower is indebted to Secured Party at the time of such advance; (iii) any and all other debts, liabilities and duties of every kind and character of Borrower to Secured Party, whether now or hereafter existing, and regardless of whether such present or future debts, liabilities or duties are direct or indirect, primary or secondary, joint, several, or joint and several, fixed or contingent, and regardless of whether such present or future debts, liabilities or duties may, prior to their acquisition by Secured Party, be or have been payable to, or be or have been in favor of, some other person or have been acquired by Secured Party in a transaction with one other than Borrower (it being contemplated that Secured Party may make such acquisitions from others), howsoever such indebtedness shall arise or be incurred or evidenced; (iv) interest on all of the debts, liabilities and duties set forth in (i), (ii) and
         (iii) above; and (v) any and all renewals and extensions of such debts, liabilities and duties set forth in (i), (ii), (iii) and (iv) above, or any part thereof.

                  (hh) "Person" means an individual, corporation, partnership, joint venture, association, governmental entity, court or any other entity.

                  (ii) "Permitted Liens" means the security interests held by Mid-City Pioneer Corporation in certain listed equipment of Debtor, which lien shall be subordinated to the Obligations upon terms and conditions acceptable to Bank in its sole discretion.

                  (jj) "Reserve" at any time shall mean an amount from time to time established by Secured Party in its discretion as a reserve in reduction of the Borrowing Base in respect of contingencies or other potential factors which, in the event they should occur, could adversely affect or otherwise reduce the anticipated amount of timely collections in payment of Eligible Accounts or the anticipated amount of proceeds which could be realized upon liquidation of Eligible Inventory. The "Reserve," if any from time to time, does not represent cash funds.

                  (kk)"Revolving Line" means Five Million and No/100 Dollars ($5,000,000.00).

                  (ll) "Revolving Loans" means all loans and advances made by Secured Party to Debtor pursuant to Section 2 herein.

                  (mm) "Secured Party" means the Bank, and its successors and assigns, including specifically, any party to whom the Bank, or its successors or assigns, may assign its rights and interests under this Agreement.

                  (nn)"Shareholder Suit"means the lawsuit styled Richard Abrons, on behalf of Digital Communications Technology Corporation and Adrian Jacoby, on behalf of S.O.I. Industries, Inc., Derivative Plaintiffs, vs. Kevin B. Halter, et al, Cause No. 96-02169-G.

                  (oo) "Subsidiary" means any corporation more than 50% of the voting shares of which is at the time owned by Debtor directly or indirectly through Subsidiaries.

                  (pp) "Tangible Leverage Ratio" means the ratio of Total Liabilities to Tangible Net Worth.

                  (qq) "Tangible Net Worth" means, as of any date, the total shareholders' equity (including additional paid-in capital and retained earnings) which would appear on a consolidated balance sheet of Debtor prepared as of such date in accordance with GAAP plus subordinated debt, less the aggregate book value of Intangible Assets shown on such balance sheet, provided that, for purposes of Section 12(p), Tangible Net Worth shall be determined using total shareholders' equity (including additional paid in capital and retained earnings), subordinated debt, and Intangible Assets which would appear on an unconsolidated balance sheet of Debtor prepared in accordance with GAAP. For this purpose, "Intangible Assets" means assets which are treated as intangible pursuant to GAAP, including without limitation
         (i) obligations owing from any persons that are officers, directors, shareholders, employees, subsidiaries, any entity in which any such person owns any interest, or any other Affiliate, (ii) any asset which is intangible or lacks intrinsic and marketable value or collectibility, including without limitation, goodwill, noncompetition agreements, patents, copyrights, trademarks, franchises or organization or research and development costs.

                  (rr)"Term Loan" shall have the meaning assigned to such term in Section 2(c).

                  (ss) "Total Liabilities" means, as of any date, Funded Debt, plus consolidated current liabilities, plus all other consolidated liabilities which would be reflected on a consolidated balance sheet prepared in accordance with GAAP, of Debtor.

                  (tt) "Unfunded Capital Expenditures" means the annual amount of consolidated capital expenditures that are not financed by either
         (i) loans, or (ii) capital leases. All words and phrases used herein which are expressly defined in Section 1.201 or in Chapter 9 of the Code shall have the meaning provided for therein. Other such words and phrases defined elsewhere in the Code shall have the meanings specified therein except to the extent such meaning is inconsistent with a definition in Section 1.201 or Chapter 9.

         For purposes of defining financial terms used in calculating Debtor's compliance with financial covenants contained herein, all "realized" trading profits from Debtor's financial assets shall be excluded from income and all "realized" losses from such items shall be included in income.

         The term "consolidated", when used in connection with any accounting terms, financial covenants or defined terms used in any financial covenants, shall refer to Debtor and its Subsidiaries.

         2.       Loans and Letters of Credit.

         (a) Revolving Loans. Subject to the terms and provisions hereof and provided that the aggregate principal outstanding on the Revolving Loans plus the Letter of Credit Exposure does not then exceed the Borrowing Base, Secured Party shall, from time to time, make loans to Borrower secured by the Collateral and evidenced by one or more promissory notes in the form of Exhibit A hereto. The maximum aggregate principal balance outstanding at any one time under this
Section 2(a) plus the Letter of Credit Exposure shall not exceed the Borrowing Base as then determined by the Bank in its sole discretion. Unless accelerated in accordance with the terms hereof, all outstanding principal and unpaid accrued interest constituting Revolving Loans shall be due and payable in full on the Maturity Date.

         (b) Letters of Credit. Subject to the terms hereof, Secured Party will, from time to time, upon request by Borrower, issue Letters of Credit for the account of Borrower provided that (i) the maximum undrawn face amount of all Letters of Credit outstanding at any time (including the amount of the requested Letter of Credit) does not exceed $500,000.00, (ii) Borrower would be entitled to an advance under Section 2(a) in the amount of the requested Letter of Credit, (iii) the Letter of Credit is for a business purpose, and (iv) any Letter of Credit issued hereunder shall terminate on or before the Maturity Date. As a condition to the issuance of any Letter of Credit, Borrower shall execute and deliver to Secured Party its customary Letter of Credit application and shall pay to Secured Party, in addition to clerical issuance and transaction costs charged by Secured Party, a Letter of Credit fee as provided therein, in an amount equal to one sixth (1/6) of one percent (1%) per month of the unfunded face amount thereof. Each Letter of Credit shall be issued in form satisfactory to Secured Party. The amount, if any, from time to time funded by Secured Party for the account of Borrower under any Letter of Credit shall be reimbursed and paid by Borrower to Secured Party on demand, or, at Secured Party's option, charged to Borrower as a Revolving Loan, whether or not Borrower would be entitled to an advance for such amount pursuant to Section 2(a).

        (c) Term Loan.Subject to the terms and conditions hereof, Secured Party agrees to lend to Debtor in a single advance the amount of $1,800,000.00 (the "Term Loan"). The Term Loan shall be secured by the Collateral and evidenced by a promissory note in the form of Exhibit B hereto. Unless accelerated in accordance with the terms hereof, the principal of the

Term Loan shall be due and payable in equal, consecutive monthly payments in the amount of $30,000.00 each on the first business day of each month, commencing on December 1, 1996, and continuing each month thereafter, and in one final payment of all outstanding principal on the earlier of (i) the Maturity Date, or (ii) the termination of this Agreement pursuant to Section 17 hereof.

         (d) Capital Expenditure Loan. Subject to the terms and conditions hereof, Secured Party shall make loans to Debtor, from time to time, up to an aggregate amount equal to the lesser of (i) $1,950,000.00 or (ii) 80% of the "hard acquisition cost" of newly acquired Equipment in which Secured Party has been granted a first priority, perfected security interest (the "Capital Expenditure Loan"). As used herein the term "hard acquisition cost" shall mean the total cost of an item less related freight, installation costs, sales taxes and other expenses. The Capital Expenditure Loan shall be secured by the Collateral and evidenced by a promissory note in the form of Exhibit C hereto. Requests for advances under the Capital Expenditure Loan shall be made by submitting to Secured Party (i) a completed request for Capital Expenditure Loan advance, and (ii) the original invoice for the Equipment to be purchased with the proceeds of such advance. Unless accelerated in accordance with the terms hereof, each advance under the Capital Expenditure Loan shall be amortized over a sixty (60) month period with payments due and payable commencing on the first day of the month after the initial advance under the Capital Expenditure Loan, and continuing on the first day of each month thereafter, and in one final payment of all outstanding principal on the earlier of (i) the Maturity Date, or
(ii) the termination of this Agreement pursuant to Section 17 hereof. Advances under the Capital Expenditure Loan shall be in a minimum amount of $100,000.00.

         3. Security Interest. As security for all Obligations, Debtor, for value received, hereby grants to Secured Party a continuing security interest in, and assigns and pledges to Secured Party, the Collateral which it now owns or holds or hereafter owns, holds or acquires. Secured Party may hold for security any property, securities, guaranties or monies of Debtor which may at any time come into the possession of Secured Party and may apply same or the proceeds thereof to payment of any Obligations, as the Secured Party shall elect, which at any time then or thereafter are owing to Secured Party. To the extent that a security interest in the inventory and/or the equipment of Debtor is granted to Secured Party hereunder, such security interest shall continue through all stages of manufacture and shall, without further act, attach to the accounts or other proceeds resulting from the sale or other disposition thereof and to all such Collateral as may be returned to Debtor by its account debtors. The designation of proceeds does not authorize Debtor to sell, transfer or otherwise convey any of the Collateral except finished goods inventory intended for sale in the ordinary course of Debtor's business.

         4. Interest.(a) Contract Rate. Debtor agrees to pay, in addition to all other amounts payable hereunder, interest on the principal amount of all sums now or hereafter loaned or advanced by Secured Party to Debtor hereunder, irrespective of whether such indebtedness of Debtor to Secured Party be evidenced by promissory notes, drafts, acceptances or otherwise, at a fluctuating rate per annum from the date any such indebtedness is created in favor of Secured Party until maturity, which shall from day to day be equal to the lesser of (i) the Maximum Rate, or (ii) the Contract Rate, each change in the rate to be charged hereunder to be effective without notice to Debtor on the effective date of each change in the Maximum Rate, the Base Rate, or the Contract Rate, as the case may be; provided, however, that if at any time the Contract Rate shall exceed the Maximum Rate, thereby causing the interest on the Revolving Loans to be limited to the Maximum Rate as provided in (i) preceding, then any subsequent reduction in the Contract Rate shall not reduce the rate of interest on the Revolving Loans below the Maximum Rate until the total amount of interest accrued on the Revolving Loans equals the amount of interest which would have accrued thereon if the rate specified in (ii) preceding had at all times been in effect.

         (b) General. If applicable law ceases to provide for such a maximum rate of interest, the Maximum Rate shall be equal to eighteen percent (18%) per annum. Interest accrued hereunder shall be payable monthly on the first day of each calendar month. To the extent that any interest due by Debtor is not paid on the first day of each month, Secured Party may, at its option, add such accrued interest to the principal indebtedness due by Debtor under the Revolving Loans. After the occurrence and during the continuance of an Event of Default, the outstanding principal balance of the Revolving Loans shall bear interest at a rate of interest equal to the Default Rate. Notwithstanding any provisions contained in this Agreement or in any of the other Loan Documents, the Secured Party shall never be entitled to receive, collect or apply, as interest on the indebtedness arising hereunder, any amount in excess of the Maximum Rate and, in the event the Secured Party ever receives, collects or applies as interest any such excess, such amount which could be excessive interest shall be applied to the reduction of the unpaid principal balance of the indebtedness arising hereunder, and, if the principal balance of such indebtedness is paid in full, any remaining excess shall forthwith be paid to the Debtor. In determining whether or not the interest paid or payable under any specific contingency exceeds the Maximum Rate, Debtor and the Secured Party shall, to the maximum extent permitted under applicable law, (i) characterize any non-principal payment as a standby fee, commitment fee, prepayment charge, delinquency charge or reimbursement for a third party expense, (ii) exclude voluntary prepayments and the effect thereof, and (iii) amortize, prorate, allocate and spread in equal parts throughout the entire period during which the indebtedness was outstanding the total amount of interest at any time contracted for, charged or received. Subject to the terms of this section, all checks and other items received by Secured Party in payment of the Obligations shall be subject to a charge for two (2) Business Days clearance.

         5. Conditions to Closing. Prior to or simultaneous with the execution and delivery hereof and as conditions precedent to the obligation of Bank to make any loan hereunder, Debtor shall deliver, or cause to be delivered, to Bank, the following, all in form and substance satisfactory to Bank and its counsel or the following shall be fulfilled to the satisfaction of Bank, as the case may be:


                  (a) A Revolving Loan note in the form of Exhibit A; a Term Loan note in the form of Exhibit B and a Capital Expenditure Loan note in the form of Exhibit C;

                  (b) An opinion of legal counsel for Debtor satisfactorily addressing such matters as may be required by Bank and its counsel;

                  (c) A copy of the articles of incorporation, and all amendments thereto, of Debtor, accompanied by the certificate of the Secretary of State of the state of incorporation of Debtor, bearing a date no more than thirty (30) days prior to the date hereof, to the effect that each such copy is correct and complete and that Debtor is a corporation duly incorporated and validly existing in such state, and certified by the corporate secretary of Debtor dated the date hereof, as being correct and complete as of the date hereof;

                  (d) A copy of the bylaws, and all amendments thereto, of Debtor accompanied by a certificate from Debtor's corporate secretary, dated the date hereof, to the effect that such copy is correct and complete as of the date hereof;

                  (e) Certification of incumbency of all officers of Debtor executed by the president or vice president and by the corporate secretary of Debtor, as of the date hereof, certifying the name and signature of each such officer;

                  (f) A copy of corporate resolutions of Debtor approving this Agreement, authorizing the transactions contemplated hereby, and authorizing and directing a named officer or officers of Debtor to sign and deliver all Loan Documents to be executed by Debtor, duly adopted by Debtor's board of directors, accompanied by the certificate of the corporate secretary, dated the date hereof, that such copy is a true and complete copy of resolutions duly adopted by the board of directors, and that such resolutions have not been amended, modified, or revoked in any respect and are in full force and effect as of the date hereof;

                  (g) Certification by the Comptroller of the States of Texas, Indiana and Florida bearing dates no more than thirty (30) days prior to the date hereof, to the effect that Debtor is in good standing with respect to payment of franchise and similar taxes in such states;

                  (h) All financing statements and hypothecs required by Secured Party in connection with perfection of Secured Party's security interests in the Collateral and all termination statements and other amendments to financing statements required by Secured Party to make Secured Party's security interest in the Collateral a first priority (and only) security interest therein subject, however, to the Permitted Liens;

                  (i) Evidence of insurance in compliance with the requirements of Section 11(g) and such loss payable endorsements as may be required by Secured Party;

                  (j) Executed landlord's waivers and consents for each location leased by Debtor and mortgagee waiver's from each location owned by Debtor;

                  (k) Debtor shall have implemented administrative procedures satisfactory to Secured Party, including, but not limited to, matters relating to financial statements, receivable agings, inventory summaries, collections, borrowing base reporting, projections, and eligibility determination;

                  (l) Evidence that the difference between (i) the Borrowing Base, and (ii) the unpaid balance of the Revolving Loans immediately after closing will be at least $300,000.00;

                  (m) No material adverse change has occurred in the financial condition of Debtor since the date of the most recent financial statements delivered to Bank prior to closing;

                  (n)Debtor shall not have defaulted on any of its obligations to any third parties;

                  (o) No litigation or other legal proceedings shall be pending or threatened against Debtor (other than the Shareholder Suit) which Bank in its sole discretion believes might adversely affect the financial condition of Debtor;

                  (p) Satisfactory review by Bank and its legal counsel of the Shareholder Suit;

                  (q) Satisfactory review of the audited financial statements of Debtor for the fiscal year ended June 30, 1996;

                  (r) Satisfactory review of the company prepared interim financial statements of Debtor for the period ended August 31, 1996 and Debtor's chief financial officer's "flash estimate" for September sales, margins and results;

                  (s) Payment to Bank of $6,513.29 for the initial field examination by Bank and $8,238.00 for the ATEC equipment appraisal fee and all out of pocket expenses of Bank including, without limitation, attorneys' fees and expenses, examination expenses, appraisal costs, and filing, search and recording fees;

                  (t) Satisfactory review by Bank and its legal counsel of all licenses, contracts and contingent liabilities of Debtor;

                  (u) Satisfactory subordination and inter-creditor agreements with Mid-City Pioneer Corporation and the U.S. Small Business Administration regarding their second lien on certain equipment;

                  (v) Satisfactory review and approval by Bank of trade checks on Debtor's top five customers;

                  (w) Satisfactory review and approval by Bank of (i) Debtor's pre-funding inventory and inventory records, and (ii) a sales backlog analysis for the coming October through January period; and

                  (x) Such other agreements, instruments, certificates and financing statements as Secured Party may request in order to perfect or protect its interests and rights in the Collateral and under the Loan Documents.

         6. Unused Facility Fee. Debtor agrees to pay to Secured Party an unused facility fee equal to one quarter percent (.25%) per annum of the average daily unused portion of the Revolving Line in effect from time to time, payable quarterly in arrears, beginning December 31, 1996 and continuing on each March 31, June 30, September 30 and December 31 thereafter during the term of this Agreement and upon the termination hereof.

         7. Assignment of Accounts. The execution and delivery of this Agreement shall constitute, with respect to the accounts hereby assigned and pledged, an agreement, representation and warranty by Debtor to Secured Party that, except for the security interest of Secured Party therein:

                  (a) Debtor is the sole owner of and has full unrestricted power and right to assign and pledge such accounts free from any lien, security interest or encumbrance.

                  (b) Each account is in existence, unconditional and valid, and arose from a bona fide outright sale of personal property usually sold by Debtor, or for services usually performed by Debtor, in the ordinary course of its business, for liquidated amounts and maturing as set forth on its face and that such personal property has been shipped to respective account debtors or such services have been performed for respective account debtors.

                  (c) No account is subject to any sale, assignment, claim or security interest of any character and Debtor will not make any sale or other assignment thereof or create any other security interest therein.

                  (d) No account is subject to any claim for credit, deduction, allowance or adjustment by an account debtor, or to any defense, dispute, set-off or counterclaim, and there is no extension or indulgence with respect thereto.
                  (e) Each account will be paid in full at maturity and if not paid, Debtor will, upon demand, promptly pay the amount represented to be owing thereon to Secured Party for application against the Obligations in such manner as Secured Party may elect, or at Secured Party's option such unpaid amount may be deducted from any payment then or thereafter due from Secured Party to Debtor, and Secured Party may retain such account as collateral for any of the Obligations.

         8. Establishment of Lock Box. So long as this Agreement shall be in effect or any Obligations shall be outstanding, Borrower agrees that all sums payable by any account debtor to Borrower in payment or on account of any of Borrower's accounts shall be deposited in a payment account (the "Payment Account") established pursuant to Secured Party's standard form of Lock Box Agreement ("Lock Box Agreement") and maintained with Secured Party in the name of Borrower, marked "Payment Account," over which Secured Party alone has power of withdrawal. Such sums shall be deposited in the form received, except for the endorsement of Borrower where necessary to permit collection of items, which endorsement Borrower agrees to make, and which Secured Party is also hereby authorized to make on Borrower's behalf. Borrower hereby agrees, at the request of Secured Party, immediately upon receipt of checks, drafts, cash and other remittances and payment of or on account of any of Borrower's accounts, to immediately deposit all of the same into the Payment Account. Borrower hereby also agrees, upon request by Secured Party, to notify all of Borrower's present and future account debtors to send all amounts payable to Borrower to the address indicated in the Lock Box Agreement. Secured Party is authorized, empowered and directed to apply any and all funds in the Payment Account (i) toward the payment of the outstanding principal amount of, and accrued interest on, the Revolving Loans and any other amounts then due and payable to Secured Party, at any time when no Event of Default has occurred and is continuing, and
(ii), after the occurrence and during the continuance of an Event of Default, toward, in Secured Party's sole and absolute discretion, the payment of the outstanding principal amount of, and accrued interest on, any of the Obligations, with any balance remaining after payment in full of the Obligations to be deposited into an account maintained with Secured Party in the name of Borrower, marked "Operating Account" and over which Borrower has the right of withdrawal. All amounts received by Secured Party in payment of the Obligations shall be subject to a charge for two (2) Business Days clearance.

         9.       Establishment of Blocked Account; Collection Account.

                  (a) Blocked Account. So long as this Agreement shall be in effect or any of the Obligations shall be outstanding, Borrower agrees that, at the request of Secured Party, all funds payable by any account debtor to Borrower shall be deposited in special deposit accounts (each a "Blocked Account") of Borrower set up in one or more banks acceptable to Secured Party. Each Blocked Account shall be established pursuant to a tri-party agreement among Borrower, Secured Party, and such bank (each a "Blocked Account Agreement"), in form and substance satisfactory to Secured Party, which Blocked Account Agreements shall include the following provisions:

                        (1)  Agreement   by  Borrower   that  it  has  no  power
                  of withdrawal over the funds in the Blocked Account;

                        (2) Agreement by the bank that it shall neither claim nor exercise any right of off-set or banker's lien against the funds in the Blocked Account;

                         (3) Waiver and release by the bank to Secured Party of any right or claim which such bank may have in or to the funds in the Blocked Account;

                         (4) Agreement by the bank to forward daily to Secured
                  Party by wire transfer (or by such other manner of transfer acceptable to Secured Party) all funds in the Blocked Account to the Collections Account (hereinafter defined) maintained by Borrower with Secured Party;

                         (5) Assignment and pledge by Borrower to Secured Party, as additional collateral security for the Obligations, of all funds in each Blocked Account, and direction by Borrower to each bank maintaining a Blocked Account (i) to hold such funds as bailee for Secured Party, and (ii) to distribute the funds daily to Secured Party in the manner specified by Secured Party from time to time;

                          (6)Agreement by Borrower to pay directly to each bank
                 maintaining a Blocked Account all costs and expenses associated with such Blocked Account; and

                          (7) Agreement by Borrower that it may not unilaterally
                 terminate any Blocked Account or the Blocked Account Agreement.

         All funds forwarded to Secured Party from a Blocked Account pursuant to this Section shall be deposited in the Collections Account and applied as set forth in Section 9(b). The provisions of this Section are in addition to and not in limitation of the provisions of Section 8.

                  (b) Collection Account. So long as this Agreement shall be in effect or any Obligations shall be outstanding, all funds in each Blocked Account shall be wire transferred to (or transferred by other manner of transfer acceptable to Secured Party), and all collections and proceeds of Collateral shall be deposited in, a special account (the "Collections Account") maintained with Secured Party in the name of Borrower, marked "Collections Account," over which Secured Party alone has power of withdrawal. Such sums shall be deposited in the form received, except for the endorsement of Borrower where necessary to permit collection of items, which endorsement Borrower agrees to make, and which Secured Party is also hereby authorized to make on Borrower's behalf. Borrower hereby agrees immediately upon receipt of checks, drafts, cash and other remittances and payment of or on account of any of Borrower's accounts, to immediately deposit all of the same into the Collections Account. Borrower hereby also agrees, upon request by Secured Party, to notify all of Borrower's present and future account debtors to send to Secured Party any and all amounts payable to Borrower for deposit in the Collections Account. Secured Party is authorized, empowered and directed to apply any and all funds in the Collections Account (i) toward the payment of the outstanding principal amount of, and accrued interest on, the Revolving Loans and any other amounts then due and payable to Secured Party, at any time when no Event of Default has occurred and is continuing, and (ii), after the occurrence and during the continuance of an Event of Default, toward, in Secured Party's sole and absolute discretion, the payment of the outstanding principal amount of, and accrued interest on, any of the Obligations, with any balance remaining after payment in full of the Obligations to be deposited into an account maintained with Secured Party in the name of Borrower, marked "Operating Account" and over which Borrower has the right of withdrawal. All amounts received by Secured Party in payment of the Obligations shall be subject to a charge for two (2) Business Days clearance.

         10. Other Representations and Warranties of Debtor. Debtor represents and warrants to Secured Party that:

                  (a) Debtor is conducting, transacting, and carrying on its business under the name shown above, or such other names as may be specified in Addendum III attached hereto and incorporated herein by reference, and is not engaged in business under any other name; and Debtor's chief executive office is that set forth in Section 1(m) above, at which office Debtor keeps, and will continue to keep, its records concerning accounts. Debtor will promptly notify Secured Party in writing of any change in (i) the name of Debtor or any of the names under which it is carrying on its business as specified on Addendum III attached hereto, (ii) the address of Debtor, (iii) Debtor's primary place of business, (iv) the location of the office where records concerning accounts are kept, (v) the opening of any new place of business, or (vi) the closing of any of its existing places of business.

                  (b) Debtor is duly organized and validly existing under the laws of the state set forth in Section 1(m) above, is duly qualified and is in good standing in each and every state in which it is doing business, and has all the requisite power and authority to execute this Agreement and the other Loan Documents to be executed by Debtor.

                  (c) The execution, delivery and performance of this Agreement and all of the other Loan Documents by Debtor have been duly authorized by all necessary corporate action by such Debtor, and constitute legal, valid and binding obligations on Debtor, enforceable in accordance with their respective terms, except as limited by bankruptcy, insolvency or similar laws of general application relating to the enforcement of creditors' rights and except to the extent specific remedies may generally be limited by equitable principles.

                  (d) The execution, delivery and performance of this Agreement and the other Loan Documents, and the consummation of the transactions contemplated hereby and thereby, do not (i) conflict with, result in a violation of, or constitute a default under any provision of Debtor's Articles of Incorporation or Bylaws, or any agreement or other instrument binding upon Debtor, or any law, governmental regulation, court decree, or order applicable to Debtor, or (ii) require the consent, approval or authorization of any third party.

                  (e) There are no actions, suits or proceedings, pending or, to the knowledge of Debtor, threatened against or affecting Debtor or the properties of Debtor, before any court or governmental department, commission or board, which, if determined adversely to Debtor, would have a material adverse effect on the financial condition, properties, or operations of Debtor.

                (f) Debtor has not executed any other security agreement currently affecting the Collateral or any financing statement regarding the Collateral, and no financing statement executed by such Debtor regarding the Collateral is now on file.

                  (g) All Collateral is and will be owned by Debtor, free and clear of all other liens, encumbrances, security interests or claims (subject, however, to the Permitted Liens), shall be kept at Debtor's address noted above and such other addresses as may be listed in Addendum IV attached hereto and incorporated hereby by reference, and Debtor shall not (without the prior written approval of Secured Party) remove the Collateral therefrom except for the purpose of sale or use in the ordinary course of business.

                  (h) Debtor owns all of the assets reflected on its most recent balance sheet delivered to Secured Party, free and clear of all liens, security interests or other encumbrances, except for the Permitted Liens.

                  (i) As of the date hereof, and after giving effect to this Agreement and the completion of all other transactions contemplated by Debtor at the time of its execution, (i) Debtor is and will be solvent,
         (ii) the fair saleable value of Debtor's assets exceeds and will continue to exceed Debtor's liabilities (both fixed and contingent),
         (iii) Debtor is and will continue to be able to pay its debts as they mature, and (iv) Debtor has and will have sufficient capital to carry on its business and all businesses in which it is about to engage.

                  (j) Debtor has filed all federal,  state and local tax reports and returns required by any law or regulation to be filed by it and has either duly paid all taxes, duties and charges indicated due on the basis of such returns and reports, or made adequate provision for the payment thereof, and the assessment of any material amount of additional taxes in excess of those paid and reported is not reasonably expected. There is no tax lien notice against Debtor presently on file, judgment entered against Debtor or levy on or attachment of its property outstanding.

                  (k) Debtor (i) does not maintain or contribute to any defined benefit pension plan ("Plan") under the Employee Retirement Income Security Act of 1974, as amended from time to time ("ERISA"), or (ii) is not in violation of any provisions of ERISA, or any other applicable state or federal law with respect to any Plan that it contributes to or maintains.

                  (l) Except as disclosed in writing to Secured Party: (i) Debtor is conducting Debtor's businesses in material compliance with all applicable federal, state and local laws, statutes, ordinances, rules, regulations, orders, determinations and court decisions, including without limitation, (A) those pertaining to the protection of intellectual property and (B) those pertaining to health or environmental matters such as the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 (collectively, together with any subsequent amendments, hereinafter called "CERCLA"), the Resource Conservation and Recovery Act of 1976, as amended by the Used Oil Recycling Act of 1980, the Solid Waste Disposal Act Amendments of 1980, and the Hazardous Substance Waste Amendments of 1984 (collectively, together with any subsequent amendments, hereinafter called "RCRA"), the Texas Water Code and the Texas Solid Waste Disposal Act; (ii) none of the operations of Debtor is the subject of a federal, state or local investigation evaluating whether any material remedial action is needed to respond to a release or disposal of any toxic or hazardous substance or solid waste into the environment; (iii) Debtor has not filed any notice under any federal, state or local law indicating that Debtor is responsible for the release into the environment, the disposal on any premises in which Debtor is conducting its businesses or the improper storage, of any material amount of any toxic or hazardous substance or solid waste or that any such toxic or hazardous substance or solid waste has been released, disposed of or is improperly stored, upon any premise on which Debtor is conducting its businesses; and (iv) Debtor otherwise does not have any known material contingent liability in connection with the release into the environment, disposal or the improper storage, of any such toxic or hazardous substance or solid waste. The terms "hazardous substance" and "release", as used herein, shall have the meanings specified in CERCLA, and the terms "solid waste" and "disposal", as used herein, shall have the meanings specified in RCRA; provided, however, that to the extent that the laws of the State of Texas establish meanings for such terms which are broader than that specified in either CERCLA or RCRA, such broader meanings shall apply.

                  (m) There is no fact known to Debtor that Debtor has not disclosed to Secured Party in writing which may result in any material adverse change in Debtor's business, properties or operations.

                  (n) No certificate or statement herewith or heretofore delivered by Debtor to Secured Party in connection herewith, or in connection with any transaction contemplated hereby, contains any untrue statement of a material fact or fails to state any material fact necessary to keep the statements contained therein from being misleading.

                  (o) The representations, warranties, and covenants of Debtor set forth in this Agreement are true and correct as of the time of the making of this Agreement, and each request by Debtor for a loan or advance hereunder shall constitute, without the necessity of a written certificate or agreement, a representation and warranty by Debtor that, as of the date of such request and at and as of the time of the making of each loan or advance hereunder, (i) all of the representations and warranties of Debtor contained in this Agreement are true and correct,
         (ii) no material adverse change in Debtor's financial condition since the effective date of the most recent financial statements furnished to Secured Party by Debtor shall have occurred and be continuing, and
         (iii) no event has occurred and is continuing, or would result from the requested advance, which constitutes an Event of Default under this Agreement.

                  (p) Each financial statement of Debtor previously supplied to Secured Party was prepared in accordance with GAAP in effect on the date of such statements were prepared and truly discloses and fairly presents Debtor's financial condition as of the date of each statement, and there has been no material adverse change in such financial condition or results of operations of Debtor subsequent to August 31, 1996, which is the date of the most recent financial statements of Debtor supplied to Secured Party.

                  (q)      The only Subsidiary of Debtor is DCT Internet, Inc.

                  (r)  All  of   Debtor's   Affiliates   and  their   respective
         relationships to Debtor are set forth on Addendum VII attached hereto and made a part hereof.

     11. Affirmative Covenants. So long as this Agreement shall be in effect or any of the Obligations shall be outstanding, Debtor agrees and covenants that, unless the Secured Party shall otherwise consent in writing:

                  (a) Debtor shall promptly inform Secured Party of (i) any and all material adverse changes in Debtor's financial condition, (ii) all contingent liabilities, litigation and other claims affecting Debtor which could materially affect the financial condition of Debtor.

                  (b) Debtor shall maintain its books and records in accordance with GAAP, applied on a consistent basis.

                  (c) Debtor shall execute and deliver to Secured Party such financing statement or statements, PPSA financing statements, and hypothecs, in form satisfactory to Secured Party, which Secured Party may at any time desire to file in order to perfect and preserve its security interest in the Collateral and shall reimburse Secured Party for the costs of filing the same; and Debtor shall take any action and/or execute and deliver to Secured Party any instrument, document, assignment or other writing which Secured Party in its sole discretion may deem necessary or appropriate (i) to carry out the terms of this Agreement, (ii) to perfect Secured Party's security interest in the Collateral, (iii) to comply with the Federal Assignment of Claims Act, as amended, and/or (iv) to facilitate the collection of Debtor's accounts.

                  (d) Debtor shall, at its sole cost and expense, defend any action which might affect Secured Party's security interest in or Debtor's title to the Collateral.

                  (e) If sales of Collateral are made by Debtor in the ordinary course of its business for cash, Debtor shall immediately deliver to Secured Party the identical checks, cash or the forms of payment which Debtor receives.

                  (f) Debtor shall  perform,  at its sole cost and expense,  any and all steps requested by Secured Party to protect Secured Party's security interest in the Collateral, such as leasing warehouses to Secured Party or its designee, placing and maintaining signs, appointing custodians, executing and filing financing or continuation statements in form and substance satisfactory to Secured Party, maintaining stock records and transferring Collateral to warehouses. If any Collateral is in the possession or control of any of Debtor's agents or processors, Debtor shall notify such agent or processors of Secured Party's security interest therein, and upon request instruct them to hold all such Collateral for the account of Secured Party and subject to Secured Party's instructions. A physical listing of all Collateral, wherever located, shall be taken by Debtor whenever requested by Secured Party, and a copy of each such physical listing shall be supplied to Secured Party. Secured Party may examine and inspect the Collateral at any time.

                  (g) Debtor shall keep or cause to be kept adequately insured by financially sound and reputable insurers all of its property usually insured by persons or entities engaged in the same or similar businesses. Without limiting the foregoing, Debtor shall insure the Collateral in Secured Party's name against loss or damage by fire, theft, burglary, pilferage, loss in transit, and such other hazards as Secured Party may specify in amounts and under policies by insurers acceptable to Secured Party, and all premiums thereon shall be paid by Debtor and the policies delivered to Secured Party. If Debtor fails to do so, Secured Party may procure such insurance and charge the cost to Debtor's account. Each policy of insurance covering the Collateral shall provide that at least ten (10) days prior written notice of cancellation or notice of lapse must be given to Secured Party by the insurer.

                  (h) Debtor shall keep the Collateral in good order and repair and will not waste or destroy the Collateral or any part thereof and shall not use the Collateral in violation of any statute or ordinance.

                  (i) Debtor shall cause each mortgagee of real property owned by Debtor and each landlord of real property leased by Debtor to execute and deliver agreements satisfactory in form and substance to Secured Party by which such mortgagee or landlord waives or subordinates any rights it may have in the Collateral.

                  (j) If any  account  debtor  rejects,  returns  or  refuses to accept or receive property represented by any account, Debtor shall notify Secured Party, and at the request of Secured Party, hold such property separate and apart from Debtor's property in trust for Secured Party and subject to its order or immediately deliver such property to Secured Party. Secured Party may accept a return of property represented by any account without discharging or affecting Debtor's Obligations. Secured Party may take and sell such property for such prices and upon such terms at public or private sale in the manner provided in the Code. At Secured Party's option, Debtor shall forthwith pay Secured Party the original invoice price of such property for application against the Obligations in such manner as Secured Party may elect. In the event such property is resold, any account created thereby shall be deemed assigned and pledged to Secured Party hereunder.

                  (k) Debtor shall give Secured Party or any persons designated by it, at any time and from time to time, full access to all records available to Debtor from any credit reporting service, bureau or other similar agency and Secured Party and any persons designated by it shall have the right to inspect and make and take away copies of any such records.

                  (l) Debtor shall furnish such additional information and statements, lists of assets and liabilities, tax returns, and other reports with respect to Debtor's financial condition and business operations as Secured Party may request from time to time. Secured Party shall have the right without hindrance or delay to conduct field examinations, to inspect the Collateral and to inspect, audit and copy Debtor's books, records, journals, correspondence and other records and data relating to the Collateral or Debtor's business. Secured Party is authorized to discuss Debtor's affairs with any Person, including without limitation employees of Debtor, as Secured Party may deem necessary in relation to the Collateral, Debtor's financial condition or Secured Party's rights under the Loan Documents.

                  (m)  Debtor  shall  pay  and  discharge  when  due  all of its indebtedness and obligations, including without limitation, all assessments, taxes, governmental charges and levies, of every kind and nature, imposed upon Debtor or its properties (including, without limitation, the Collateral), income, or profits, prior to the date on which penalties would attach, and all lawful claims that, if unpaid, might become a lien or charge upon any of Debtor's properties, income, or profits; provided, however, Debtor will not be required to pay and discharge any such assessment, tax charge, levy or claim so long as (i) the legality of the same shall be contested in good faith by appropriate proceedings, and (ii) Debtor shall have established on its books adequate reserves with respect to such contested assessment, tax, charge, levy or claim in accordance with GAAP. Debtor, upon demand of Secured Party, will furnish to Secured Party evidence of payment of all assessments, taxes, charges, levies and claims against Debtor or its properties, income or profits and will authorize the appropriate governmental official to deliver to Secured Party at any time a written statement of any assessments, taxes, charges, levies and claims against Debtor or its properties, income or profits.

                  (n) Debtor shall conduct its business in an orderly and efficient manner consistent with good business practices, and perform and comply with all statutes, rules, regulations and/or ordinances imposed by any governmental unit upon Debtor and its businesses and operations, including, without limitation, those pertaining to environmental matters and those pertaining to the protection of intellectual property.

                  (o) Debtor shall execute and deliver, or cause to be executed and delivered, any and all other agreements, instruments or documents which Secured Party may reasonably request in order to give effect to the transactions contemplated under this Agreement and the other Loan Documents.

                  (p) Debtor shall do and perform all acts required of it under this Agreement and the other Loan Documents and furnish to Secured Party such other information respecting the business, properties or condition, or the operations, financial or otherwise, of Debtor as Secured Party may from time to time reasonably request.

                  (q) Debtor shall maintain, as of each date set forth below, a Tangible Leverage Ratio not greater than the ratio set forth opposite such date:

                           Date                                                 Tangible Leverage Ratio

                  September 30, 1996 and December 31, 1996                      1.50 to 1.0
                  March 31, 1997 and each fiscal quarter end
                           thereafter                                           1.25 to 1.0


                  (r) Debtor shall maintain, as of each date set forth below, a Tangible Net Worth equal to or greater than that set forth opposite such date below:

                           Date                                                 Tangible Net Worth

                  September 30, 1996                                            $7,400,000.00
                  December 31, 1996                                             $7,700,000.00
                  March 31, 1997                                                $7,800,000.00
                  June 30, 1997                                                 $7,900,000.00
                  September 30, 1997                                            $8,100,000.00
                  December 31, 1997                                             $8,400,000.00
                  March 31, 1998                                                $8,600,000.00
                  June 30, 1998 and thereafter                                  $8,700,000.00


                  (s) Debtor shall maintain, as of each date set forth below, a Fixed Charge Coverage Ratio determined on a fiscal year to date basis of not less than the ratio set forth opposite such date below:

                           Date                                                 Fixed Charge Coverage Ratio
                  September 30, 1996                                            1.30 to 1.0
                  December 31, 1996, March 31, 1997
                           and June 30, 1997                                    1.40 to 1.0
                  September 30, 1997 and each fiscal quarter
                           end thereafter                                       1.50 to 1.0



                  (t)     Debtor will furnish to Secured Party:

                                    (1) As soon  as  possible  and in any  event
                  within ten (10) days after the occurrence of each Event of Default or Default continuing on the date of such statement, the statement of the President or the Chief Financial Officer of Debtor setting forth the details of such Event of Default or Default and the action which Debtor proposes to take with respect thereto.

                                    (2) As soon as  available,  and in any event
                  within thirty (30) days after the end of each calendar month, a consolidated and consolidating balance sheet and income statement and statement of cash flow of Debtor as of the end of such month, all in form and substance and in reasonable detail satisfactory to Secured Party and duly certified (subject to year-end audit adjustments) by the Chief Financial Officer of Debtor (A) as being true and correct in all material aspects to the best of his or her knowledge and (B) as having been prepared in accordance with GAAP, provided, that if the end of the calendar month coincides with the end of a fiscal quarter, such financial statements shall be delivered as soon as available and in any event within forty-five (45) days after the end of such fiscal quarter, provided, further, that if the end of the calendar month coincides with the end of the fiscal year, such financial statements shall be delivered as soon as available and in any event within sixty (60) days after the end of such fiscal year.

                                    (3) As soon as  available  and in any  event
                  within one hundred twenty (120) days after the end of each fiscal year of Debtor, a copy of Debtor's 10-KSB together with a certified consolidated and consolidating balance sheet, income statement and statement of cash flow of Debtor as of the end of such fiscal year, together with a certificate of independent public accountants of recognized standing acceptable to Secured Party stating that in the course of their audit of Debtor, such accountants obtained no knowledge that an Event of Default or Default, has occurred and is continuing, or if, in the opinion of such accountants, an Event of Default or Default has occurred and is continuing, a statement as to the nature thereof.

                                   (4)As soon as the same is received by Debtor,
                  a copy of any management letter delivered to Debtor by its independent accountants;

                                    (5) (A) Within  forty-five  (45) days of the
                  date hereof, the following financial consolidated and consolidating statements of Debtor on a one (1) year pro forma basis for fiscal year 1997: (i) balance sheet and income statement, and (ii) cash flow statement, and (B) prior to the commencement of each fiscal year of Debtor, the following financial consolidated and consolidating statements of Debtor on a one (1) year pro forma basis: (i) balance sheet and income statement, and (ii) cash flow statement, all in form and substance and in reasonable detail satisfactory to Secured Party.

                                    (6) Promptly after the commencement thereof,
                  notice of all actions, suits and proceedings before any court or any governmental department, commission or board involving Debtor.

                                    (7)  Within  forty-five  (45) days after the
                  end of each fiscal quarter, a certificate from the Chief Financial Officer of Debtor stating such entity is in full compliance with all of its obligations under this Agreement and the other Loan Documents, and is not in default of any term or provision hereof or thereof and demonstrating compliance with all financial ratios and covenants set forth in this Agreement and calculating the Tangible Leverage Ratio, the Interest Coverage Ratio, and the Fixed Charge Coverage Ratio for Debtor, provided that, if the end of such fiscal quarter coincides with the end of the fiscal year, such certificate calculated from preliminary financial statements shall be delivered within sixty (60) days after the end of such fiscal year and such certificate calculated from final financial statements shall be delivered within one hundred and twenty (120) days after the end of such fiscal year. Such certificate shall be substantially in the form of Exhibit D attached hereto and otherwise in form and substance acceptable to Secured Party.

                           (8) Within forty-five (45) days after the end of each
                  fiscal quarter, Debtor's 10-QSB and consolidating schedules.

                           (9) Promptly upon Debtor's receipt of the monthly statements respecting each of Debtor's securities accounts, a copy of such monthly statements.

                                    (10) Within  fifteen (15) days after the end
                  of each month for Debtor (i) an analysis of its accounts showing an aging of accounts as follows: accounts 30 days old and less; accounts over 30 days and less than 61 days old; accounts over 60 days old and less than 91 days old; accounts over 90 days old and less than 120 days old; and accounts 120 days old and older, (ii) an aging of Debtor's payables, and
                  (iii) a listing of Borrower's inventory and an inventory analysis in such form as Secured Party may request.

                           (11) Upon request of the Secured Party,  but not less
                  often than once each week, a borrowing base certificate signed by the President, Chief Financial Officer, or controller of Debtor, along with supporting documentation, in form and substance satisfactory to Secured Party.

                  (u) Debtor will deliver to its independent public accountants contemporaneously with the execution hereof the irrevocable instructions, in the form attached as Addendum V, that such accountants are to send to Secured Party copies of all financial statements (whether preliminary or final) and reports which are prepared as a result of any audit or other review of the operations, business, finances or internal controls of Debtor, including, without limitation, any management reports and any reports concerning improper accounting practices, defalcations, financial reporting errors or misstatements or fraud.

                  (v)Debtor will use all advances made by Secured Party pursuant hereto for working capital purposes only.

                  (w) Within thirty (30) days after closing such margin positions, Debtor shall provide evidence reasonably satisfactory to Bank that all margin positions respecting Debtor's investment accounts have been closed.

         12. Negative Covenants. So long as this Agreement shall be in effect or any of the Obligations shall be outstanding, Debtor agrees that, without the prior written consent of Secured Party:

                  (a) Debtor shall not permit any financing statement regarding the Collateral to be filed other than a financing statement or statements in favor of Secured Party and other than a financing statement filed in connection with the Permitted Liens.

                  (b) Debtor shall not, and shall not permit any Subsidiary to, liquidate, merge or consolidate with or into any other entity.

                  (c) Debtor shall not, and shall not permit any Subsidiary to, hereafter permit any tax lien notice to be filed, a judgment to be entered against it or its property or a levy on or attachment of its property to be made.

                  (d) Debtor shall not, and shall not permit any Subsidiary to, sell, transfer or otherwise dispose of any of its assets or properties, other than sales of inventory in the ordinary course of its business.

                  (e) Except for the Permitted Liens, Debtor shall not, and shall not permit any Subsidiary to, grant, create, incur, assume, permit or suffer to exist any security interest, lien or encumbrance on any of its assets or properties, including the Collateral, and no financing statements shall remain on file except for financing statements naming Bank as secured party; provided, however, Debtor may grant purchase money security interests covering the property purchased not to exceed $750,000.00 in the aggregate on a consolidated basis in any fiscal year.

                  (f) Debtor shall not, and shall not permit any Subsidiary to, create, incur or assume any indebtedness for borrowed money or issue or assume any other note, debenture, bond or other evidences of indebtedness, or enter into any capital leases, or guarantee any such indebtedness or such evidences of indebtedness of others, other than
         (i) borrowing from Secured Party, (ii) borrowing secured by the Permitted Liens, and (iii) capital leases or purchase money indebtedness secured by the property purchased with the proceeds thereof not to exceed $750,000.00 in the aggregate on a consolidated basis in any fiscal year.

                  (g)      Debtor shall not change its primary line of business.

                  (h) Debtor shall not declare or pay any Distributions, make any other distribution with respect to any payment on account of the purchase, redemption, or other acquisition or retirement of any capital stock of Debtor, or make any other distribution, sale, transfer or lease of any of Debtor's assets other than the sale of inventory in the ordinary course of business; provided, however, Debtor may pay cash dividends to shareholders so long as prior to any such dividend and after giving effect thereto Debtor is in compliance with all financial covenants set forth herein and no Default or Event of Default has occurred and is continuing.

                  (i) Debtor shall not, and shall not permit any  Subsidiary to,
         (A) make or permit to exist any loans or advances to any Person except for (i) advances for business expenses in the ordinary course of business which do not exceed the sum of $25,000.00 in the aggregate outstanding at any time, and (ii) advances by Debtor to DCT-Internet, Inc. that do not exceed $250,000.00 in any fiscal year and do not exceed $500,000.00 in the aggregate outstanding at any time, or (B) make any Investment in any Subsidiary other than Investments permitted under the preceding clause (A) and Investments outstanding on the date hereof.

                  (j) Debtor shall not, and shall not permit any Subsidiary to, pay or cause to be paid any advance rentals for any leased property, real or personal, utilized in the conduct and operation of its business.

                  (k) Debtor shall not, and shall not permit any Subsidiary to, enter into any transaction with an Affiliate except on arms-length terms that are as favorable as could have been obtained from a non-Affiliate.

                  (l)Debtor shall not permit any change in the senior management (Chairman of the Board, President/CEO and CFO) of Debtor.

                  (m) Debtor shall not, and shall not permit any Subsidiary to, make capital expenditures or enter into capital leases that in the aggregate on a consolidated basis exceed the sum of $2,600,000.00 for the fiscal year ending June 30, 1997, or $2,500,000.00 for any fiscal year thereafter.

                  (n) Debtor shall not, and shall not permit any Subsidiary to, permit the aggregate amount of compensation paid to its officers and directors to exceed one hundred twenty-five percent (125%) of the aggregate amount of such compensation paid for the month of July, 1996, annualized for the entire fiscal year, plus the amount of the annual incentive bonuses paid to each of the Chief Executive Officer and the Chief Operating Officer of Debtor, which bonuses may not exceed 5% of net income of Debtor before taxes for each of the Chief Executive Officer and the Chief Operating Officer.

                  (o) Debtor shall not, and shall not permit any Subsidiary to, enter into, permit or acquiesce in, any change in any subordinated indebtedness.

                  (p) (i) Debtor shall not purchase any financial assets that exceed in the aggregate the lesser of 30% of Debtor's Tangible Net Worth or 30% of Debtor's total assets determined in accordance with GAAP, (ii) advances hereunder and cash receipts by Debtor shall not be used to purchase or trade in financial assets, (iii) from and after November 23, 1996, Debtor shall not invest in any margin stocks, buy any financial assets on margin or invest in any uncovered options, (iv) Debtor shall not make any investments in financial assets unless such financial assets are traded on the New York Stock Exchange or the American Stock Exchange, and (v) Debtor shall not permit any Subsidiary to purchase any or make any investments in financial assets.

                  (q) Debtor shall not, and shall not permit any Subsidiary to, transfer any funds or any financial assets out of any securities accounts unless such funds are to be used in the ordinary course of business of Debtor and for a valid business purpose.

                 (r)Debtor and each of its Subsidiaries shall cease all trading in, or funding of, covered options if for any reason whatsoever Kevin Halter, Sr. is no longer active in the management of the Debtor.

                  (s) Unrealized losses in all financial assets of Debtor and its Subsidiaries shall not (i) exceed 10% of Tangible Net Worth as of September 30, 1996, and the date hereof or (ii) exceed 8% of Tangible Net Worth on December 31, 1996 and thereafter.

                  (t) Debtor shall not, directly or indirectly through any Subsidiaries, own, create or acquire any Subsidiaries other than DCT Internet, Inc.

                  (u) Debtor shall not, and shall not permit any Subsidiary to, pay or cause to be paid, by Debtor and all Subsidiaries, aggregate defense costs for any or all of the parties to the Shareholder Suit in excess of $250,000 in any fiscal year.

                  (v) Debtor shall not, and shall not permit any Subsidiary to, pay or cause to be paid, directly or indirectly, damages suffered in the Shareholder Suit, provided that proceeds of directors' and officers' insurance shall not be included in such limitation.

         13. Rights  of  Secured  Party.   Secured Party  shall have the rights
contained in this Section at all times during the period of time this Agreement is effective.

                  (a) Debtor hereby authorizes Secured Party to file, without the signature of Debtor, one or more financing or continuation statements, and amendments thereto, relating to the Collateral. Debtor further agrees that a carbon, photographic or other reproduction of this Agreement or any financing statement describing any Collateral is sufficient as a financing statement and may be filed in any jurisdiction Secured Party may deem appropriate.

                  (b) Debtor hereby irrevocably appoints Secured Party as Debtor's attorney-in-fact and proxy, with full authority in the place and stead of Debtor and in the name of Debtor or otherwise, from time to time in Secured Party's discretion, to take any action and to execute any instrument which Secured Party may deem necessary or appropriate to accomplish the purposes of this Agreement, including without limitation: (i) to obtain and adjust insurance required by Secured Party hereunder; (ii) to demand, collect, sue for, recover, compound, receive and give acquittance and receipts for moneys due and to become due under or in respect of the Collateral; (iii) to receive, endorse and collect any checks, drafts or other instruments, documents and chattel paper in connection with clause (i) or (ii) above; and (iv) to file any claims or take any action or institute any proceedings which Secured Party may deem necessary or appropriate for the collection and/or preservation of the Collateral or otherwise to enforce the rights of Secured Party with respect to the Collateral.

                  (c) If Debtor fails to perform any agreement or obligation provided herein (including without limitation, the payment and discharge of any taxes, liens or encumbrances affecting the Collateral), Secured Party may itself perform, or cause performance of, such agreement or obligation, and the expenses of Secured Party incurred in connection therewith shall be a part of the Obligations, secured by the Collateral and payable by Debtor on demand.

                  (d) Secured Party or any persons designated by it shall have the right to call at Debtor's place or places of business during normal business hours to inspect, audit, check and make and take away copies or extracts from Debtor's books, records, journals, orders, receipts and any correspondence and other data relating to Debtor's business or to any other transactions between the parties hereto, without hindrance or delay.
                  (e) All amounts and proceeds (including instruments and writings) received by Debtor in respect of Debtor's accounts or general intangibles shall be received in trust for the benefit of Secured Party hereunder and, upon request of Secured Party, shall be segregated from other property of Debtor and shall be forthwith delivered to Secured Party in the same form as so received (with any necessary endorsement) and applied to the Obligations in such manner as Secured Party deems appropriate in its sole discretion.

                  (f) Notwithstanding the existence of any Lock Box Agreement between Debtor and Second Party, Secured Party may at its discretion from time to time notify any or all obligors under any accounts or general intangibles (i) of Secured Party's security interest in such accounts or general intangibles and direct such obligors to make payment of all amounts due or to become due to Debtor thereunder directly to Secured Party, and (ii) to verify the accounts or general intangibles with such obligors. Secured Party shall have the right, at the expense of Debtor (i) after the occurrence and during the continuance of a Default or an Event of Default (A) to enforce collection of any such accounts or general intangibles, (B) to adjust, settle or compromise the amount or payment thereof, and (C) to demand, collect, receive, receipt for, sue for, compound and give acquittance for any and all amounts due or to become due on the accounts, and (ii) at any time, (A) to take control of cash and other proceeds of any accounts, (B) to endorse the name of Debtor on any notes, acceptances, checks, drafts, money orders or other evidences of payment or collateral that may come into possession of Secured Party, (C) to sign the name of Debtor on any invoice or bill of lading relating to any account, on any drafts against account debtors, on assignments and verifications of accounts and on notices to account debtors, and (D) to do all other acts and things necessary to carry out the purposes of this Agreement. Subject to the terms and provisions of any Lock Box Agreement or Blocked Account Agreement, until such time as Secured Party elects to exercise the rights hereinabove set forth in this Section, Secured Party authorizes Debtor to collect and enforce all accounts. Costs of collection and enforcement of accounts, including payment of attorneys' fees and out-of-pocket expenses, shall be borne solely by Debtor, whether same are incurred by Secured Party or by Debtor. Debtor agrees that the collection and enforcement of all accounts by Debtor shall be for the account of Secured Party, and all collections and proceeds thereof shall be promptly turned over by Debtor to Secured Party in the form in which they are received by Debtor, either by mailing or delivering the same to Secured Party not later than the banking business day following receipt thereof by Debtor. All checks, drafts and other instruments shall be endorsed by Debtor to Secured Party, and in the event of failure of Debtor to make such endorsement, Secured Party is hereby irrevocably authorized to endorse the same on Debtor's behalf. Debtor agrees that it will not compromise accounts and will not use or dispose of proceeds of accounts or commingle collections or proceeds with any of Debtor's other funds or property or otherwise exercise any dominion over the same but will hold them separate and apart and upon an express trust for Secured Party. All payments received by Secured Party on accounts or other proceeds or on account of cash sales of Collateral shall be subject to a charge for two (2) Business Days clearance.

                  (g) Secured Party will at all times have the right to take physical possession in the Collateral and to maintain such possession on the premises of Debtor or to remove the Collateral or any part thereof to such other places as Secured Party may desire. If Secured Party exercises its right to take possession of the Collateral, Debtor shall, upon demand by Secured Party, assemble the Collateral and make it available to Secured Party at a place reasonably convenient to Secured Party. In addition, with respect to all Collateral, as well as all accounts and other security, Secured Party shall have all the rights and remedies set forth hereafter in this Agreement.

                  (h) Secured Party shall have the right of set-off against Debtor at any and all times and in any and all proceedings and instances including, but not limited to, bankruptcy, reorganization, receivership or insolvency of Debtor.

         14. Events of Default.   The occurrence  of  any  one  or more of  the
following events shall constitute an Event of Default hereunder:

                  (a) The failure, refusal or neglect of Debtor to make payment of the Obligations or any portion thereof, as the same shall become due and payable;

                  (b) The failure of Debtor or any Obligated Party to timely and properly observe, keep or perform any covenant, agreement, warranty or condition required (i) in this Agreement, (ii) in any of the other Loan Documents, or (iii) in any of the Agreements (as defined hereinbelow);

                  (c) The occurrence of an event of default under (i) any of the other Loan Documents, or (ii) any of the Agreements;

                  (d) Any representation made by Debtor or any Obligated Party contained herein or contained in any of the other Loan Documents or the Agreements is false or misleading in any material respect;

                  (e)  Debtor  or any  Obligated  Party  shall  (i) apply for or consent to the appointment of a receiver, trustee, custodian, intervenor or liquidator of such Person or of all or a substantial part of such Person's assets, (ii) file a voluntary petition in bankruptcy, admit in writing that such Person is unable to pay such Person's debts as they become due, (iii) make a general assignment for the benefit of creditors, (iv) file a petition or answer seeking reorganization or an arrangement with creditors or to take advantage of any bankruptcy or insolvency proceeding, or (vi) take corporate or partnership action for the purpose of effecting any of the foregoing;

                  (f) An involuntary petition or complaint shall be filed against Debtor or any Obligated Party seeking bankruptcy or reorganization of such Person or the appointment of a receiver, custodian, trustee, intervenor or liquidator of such Person, or of all or substantially all of such Person's assets, and such petition or complaint shall not have been dismissed within sixty (60) days of the filing thereof; or an order, order for relief, judgment or decree shall be entered by any court of competent jurisdiction or other competent authority approving a petition or complaint seeking reorganization of such intervenor or liquidator of such Person, or of all or substantially all of such Person's assets;

                  (g) the failure of Debtor or any Obligated Party to pay any money judgment against such Person at least thirty (30) days prior to the date on which such Person's assets may be sold to satisfy such judgment;

                  (h) the failure, within a period of ten (10) days after the commencement thereof, to have discharged any attachment, sequestration, or similar proceedings against Debtor's or any Obligated Party's assets;

                  (i) The filing of a tax lien notice by the United States, any state or any governmental subdivision thereof against any of the property of a Borrower;

                  (j)The Collateral or any portion thereof is taken on execution or other process of law in any action against Debtor;

                  (k)     Debtor abandons the Collateral or any portion thereof;

                  (l) The holder of any lien or security interest on any of the assets of Debtor, including without limitation, the Collateral (without hereby implying the consent of Secured Party to the existence or creation of any such lien or security interest on the Collateral), institutes foreclosure or other proceedings for the enforcement of its remedies thereunder;

                  (m) The occurrence of a default or event of default under any other indebtedness of Debtor which indebtedness exceeds $10,000 or the occurrence of any event or condition which, with the giving of notice or lapse of time or both, could become a default or event of default under such other indebtedness;

                  (n)the occurrence of a default or event of default under any agreements, leases, indebtedness or other obligations between Debtor and Banc One Leasing Corporation; or

                  (o) If a Borrower or any Obligated Party is an entity, the liquidation, dissolution, merger or consolidation of any such entity.

         15. Remedies. Upon the occurrence of any Event of Default, and at any time thereafter, Secured Party shall have, in addition to all other rights and remedies provided herein, in any other agreement between Secured Party and Debtor or by law, the remedies of a secured party under the Code, including, but not limited to, the right to take possession of the Collateral, and for that purpose, Secured Party may, so far as Debtor can give authority therefor, enter upon any premises on which the Collateral may be situated and remove the same therefrom. The rights and remedies referred to in this Agreement are cumulative, and in addition to the general remedies set forth above, Secured Party shall have the following specific remedies upon the occurrence of an Event of Default:

                  (a) At its option, Secured Party may terminate any further loans or advances to Debtor hereunder and may refuse to issue any Letters of Credit. Further, Secured Party may require that Borrower deposit with Secured Party in cash an amount equal to the aggregate undrawn face amount of all outstanding Letters of Credit.

                  (b) The entire unpaid balance of the Obligations then owing by Debtor to Secured Party (including, without limitation, the Revolving Loans, the Term Loan and the Capital Expenditure Loan) shall, at the option of Secured Party, become immediately due and payable without notice of default, presentment, demand for payment, notice of intent to accelerate, notice of acceleration or dishonor, protest or notice of protest or non-payment, or any other notice of any kind whatsoever, all of which are expressly waived by Debtor and each Obligated Party; provided, however, upon the occurrence of any of the Events of Default described in Section 14 (e) or (f), the entire unpaid balance of the Obligations shall, without any action by Secured Party, immediately become due and payable without notice of default, presentment, demand for payment, notice of intent to accelerate, notice of acceleration or dishonor, protest or notice of protest or non-payment, or any other notice of any kind whatsoever, all of which are expressly waived, jointly and severally, by Borrower and each Obligated Party.

                  (c) At its option, Secured Party may require Debtor to assemble the Collateral and make it available to Secured Party at a place to be designated by Secured Party which is reasonably convenient to Secured Party and Debtor. Unless the Collateral is perishable or threatens to decline speedily in value or is of a type customarily sold on a recognized market, Secured Party will give Debtor reasonable notice of the time and place of any public sale thereof or of the time after which any private sale or any other intended disposition thereof is to be made. The requirements of reasonable notice shall be met if such notice is mailed, postage prepaid, to Debtor at least five (5) days before the time of sale or other intended disposition of the Collateral.

                  (d) Secured Party may at any time in its discretion transfer any other property constituting the Collateral into its own name or that of its nominee and receive the income thereon and hold the same as security for the Obligations or apply it to the principal or interest due on the Obligations, as the Secured Party may elect. Secured Party may demand, collect, receipt for, settle, compromise, adjust, sue for, foreclose, or realize upon the Collateral as Secured Party may determine, whether or not any of the Obligations are then due; and for the purpose of asserting, protecting or enforcing any of Secured Party's rights therein, Secured Party may receive, open, and dispose of mail addressed to Debtor and endorse notes, checks, drafts, money orders, documents of title, or other evidences of payment, shipment, or storage of any part of the Collateral on behalf of and in the name of Debtor.

                  (e) Debtor shall pay to Secured Party on demand any and all expenses, including legal expenses, attorneys' fees, court costs, collection costs, and traveling expenses, incurred or paid by Secured Party in protecting or enforcing any of its rights hereunder, including its right to take possession of the Collateral, to hold, store, prepare for sale, sell, or otherwise dispose of the Collateral, and in collecting the proceeds thereof. After deducting all of such expenses, the residue of any proceeds of collection or sale of the Collateral shall be applied to the payment of the Obligations in such order of preference as Secured Party may determine, proper allowance for interest on Obligations not then due being made, and any excess shall be returned to Debtor, and Debtor shall remain liable for any deficiency. Secured Party is hereby authorized to add, from time to time, all such expenses to the balance of indebtedness due by Debtor to Secured Party, and such expenses shall become a part of the Obligations.

                  (f) In the event that Debtor or any other party seeks to redeem the Collateral, to the extent that any such right of redemption may exist, Debtor shall pay to Secured Party, in addition to fulfillment of all the Obligations secured by the Collateral, any and all expenses incurred or paid by Secured Party in retaking, holding, storing, and preparing the Collateral for sale or other disposition, including legal expenses, attorneys' fees, court costs, collection costs, and traveling expenses.

         16. Other Agreements. If at any time Debtor and Secured Party or Banc One Leasing Corporation are parties to any other financing agreements (all of such agreements, whether one or more, being hereinafter referred to as the "Agreements"), and if the Agreements (or any of them, if more than one) should be breached in whole or in part by Debtor or should terminate for any reason whatsoever without the consent of Secured Party, such event shall constitute an Event of Default hereunder. Any sums due hereunder or under the Agreements, or any one or more of them, may be collected by Secured Party out of sums or credits due Secured Party under the terms of this Agreement or the Agreements, or any one or more of them, and any collateral or security for the performance of this Agreement or any of the Agreements may be realized upon by Secured Party for the satisfaction of any indebtedness arising with respect to this Agreement or any of the Agreements. Debtor and Secured Party hereby agree that all indebtedness, securities and remedies available to Secured Party under this Agreement or the Agreements may be utilized by Secured Party for the enforcement of its rights and the collection of any indebtedness due it under the terms of this Agreement or the Agreements, the rights and remedies of Secured Party hereunder being cumulative of all other rights and remedies of Secured Party, and not in substitution thereof or as an alternative thereto.

         17.      Term.

                  (a) This Agreement shall become effective upon acceptance by Secured Party, as of the date hereinafter set forth, and shall continue in full force and effect until the Maturity Date unless earlier terminated by Secured Party in connection with the exercise of its rights and remedies under this Agreement upon the occurrence of an Event of Default.

                  (b) If Debtor terminates this Agreement after the first (1st) anniversary of the date hereof but prior to the Maturity Date, Debtor acknowledges that (i) such termination would result in the loss to Secured Party of the benefits of this Agreement and that the damages incurred by Secured Party as a result of such termination are and would be difficult of ascertainment, and (ii) no such termination shall be effective until Debtor has paid to Secured Party all of the Obligations in immediately available funds, together with a sum certain as liquidated damages, being Debtor's and Secured Party's best and fairest estimate of Secured Party's damages caused by such termination, equal to one percent (1.0%) of the average aggregate loan balance of the Revolving Loan, the Term Loan and the Capital Expenditure Loan for the twelve consecutive months ending on the date such loans are paid in full. The foregoing fees shall be waived by Bank if the loans made hereunder are repaid with the proceeds of conventional, non-asset based credit facilities provided by Bank.

                  (c) Notwithstanding anything to the contrary, any proposed termination of this Agreement shall not be effective, and shall not release or affect the Collateral already assigned to Secured Party or any Obligations incurred or rights accrued hereunder, unless and until all Obligations, whether incurred pursuant to this Agreement or otherwise, have been paid in full.

         18.      Miscellaneous.

                  (a) Waiver of Rights. Debtor waives notice of nonpayment, presentment, notice of demand, demand, notice of intention to accelerate, notice of acceleration, protest or notice thereof as to the Obligations or as to any of the Collateral.

                  (b) Entire Agreement. This Agreement contains the entire agreement of Secured Party and Debtor with respect to the Collateral. If the parties hereto are parties to any prior agreement, either written or oral, relating to the Collateral, the terms of this Agreement shall amend and supersede the terms of such prior agreements as to transactions on or after the effective date of this Agreement, but all security agreements, financing statements, guaranties, other contracts and notices for the benefit of Secured Party shall continue in full force and effect to secure all Obligations of Debtor to Secured Party under the terms hereof or thereof unless Secured Party specifically releases its rights thereunder by separate release.

                  (c) Fees and Expenses. Debtor agrees that all fees and expenses, including, without limitation, legal, accounting, audit and field examination fees and expenses, incurred by Secured Party in connection with the preparation of this Agreement and the other Loan Documents, the closing of any loan secured hereby, and in administering this Agreement and the matters referenced herein shall be paid and borne by Debtor, and Secured Party is hereby authorized by Debtor to deduct all such fees and expenses from the proceeds of any loan secured hereby or to add, from time to time, all such fees and expenses to the balance of Revolving Loan due by Debtor to Secured Party hereunder, with such fees and expenses becoming a part of the Obligations. Field examination expenses for examinations will be charged to Debtor as follows: actual out of pocket expenses for examiner's travel, lodging and meals plus $500.00 per day per examiner (separate and in addition to reimbursement of the $6,513.29 actual cost for the initial field examination by Secured Party and the $8,238.00 ATEC equipment appraisal fee which amounts shall be paid at closing). Secured Party will have the right to conduct such field examinations as it deems necessary in its sole discretion, and Debtor will reimburse Secured Party for all costs and expenses incurred by Secured Party in connection therewith. Actual costs for the initial field examination conducted prior to the date hereof shall be reimbursed to Secured Party by Debtor at closing. Notwithstanding the foregoing, Bank will limit total examination fees to a cap of $20,000.00 in year one and $10,000.00 in year two provided that no Default or Event of Default has occurred.

                  (d) Account Debtor Notification. Debtor will immediately notify Secured Party in the event (i) that any account debtor fails to accept, refuses to accept, returns, offers to return or revokes the acceptance of any personal property which is the subject of any account, (ii) of the bankruptcy, insolvency or financial embarrassment of any account debtor, and (iii) of any claim asserted by any account debtor for credit, allowance, adjustment, dispute, set-off or counterclaim. Debtor will immediately, upon receipt thereof, endorse and deliver to Secured Party any and all checks, notes, trade acceptances, drafts or other instruments with respect to or in payment of any account or any chattel paper with respect to personal property or services performed giving rise to any account.

                  (e) Effectiveness of Agreement. This Agreement shall become effective only upon acceptance by Secured Party at its offices in Dallas, Texas. All transactions hereunder shall take place at Secured Party's offices in Dallas, Texas.

                  (f) Waiver. Neither the failure nor any delay on the part of Secured Party to exercise any right, power or privilege herein or under any of the Loan Documents shall operate as a waiver thereof, nor shall any single or partial exercise of such right, power or privilege preclude any other or further exercise thereof or the exercise of any other right, power or privilege. No waiver of any provision in this Agreement or in any of the other Loan Documents and no departure by Debtor therefrom shall be effective unless the same shall be in writing and signed by Secured Party, and then shall be effective only in the specific instance and for the purpose for which given and to the extent specified in such writing.

                  (g) Amendment. No modification or amendment to this Agreement or to any of the other Loan Documents shall be valid or effective unless the same is signed by the party against whom it is sought to be enforced.

                  (h) Parties In Interest. This Agreement shall be binding upon the parties and their successors or assigns, and shall inure to the benefit of the parties and the successors or assigns of Secured Party, but shall not inure to the benefit of any heirs, representatives, successors or assigns of Debtor.

                  (i) Venue. All warranties and representations of Debtor contained herein and any payment on any indebtedness secured hereby have been or shall be made in Dallas County, Texas, and all parties hereto agree that venue is proper only in such county, that such county is a convenient forum in which to decide any dispute arising hereunder and to submit themselves to the personal jurisdiction of the courts located in such county.

                  (j) Governing Law. The laws of Texas shall govern the construction of this Agreement and the rights, remedies, duties and obligations of the parties hereto with respect to all transactions hereunder and any and all Collateral, to the extent that federal law is not applicable.

                  (k) Cumulative Rights. All rights of Secured Party under the terms of this Agreement shall be cumulative of, and in addition to, the rights of Secured Party under any and all other agreements between Debtor and Secured Party (including, but not limited to, the other Loan Documents and any other agreements referenced herein), and not in substitution or diminution of any rights now or hereafter held by Secured Party under the terms of any other agreement.

                  (l) Notices. Any notice or other communication required or permitted hereunder shall be in writing and shall be deemed to have been given when personally delivered or when deposited in the United States mail, registered or certified, postage prepaid, and addressed as follows:

            If to Debtor:         Digital Communications Technology Corporation
                                  16910 Dallas Parkway
                                  Suite 100
                                  Dallas, Texas 75248

            If to Secured Party:  BANK ONE, TEXAS, NATIONAL ASSOCIATION
                                  P.O. Box 660094
                                  Dallas, Texas 75266-0094
                                  Attn: Asset Based Lending Group

         Each of the parties hereto shall be entitled to specify a different address by giving written notice to the other party hereto in accordance with this Subsection.

                  (m) Indemnification. Debtor hereby indemnifies and agrees to hold harmless and defend all Indemnified Persons from and against any and all Indemnified Claims. Upon notification and demand, Debtor agrees to provide defense of any Indemnified Claim and pay all costs and reasonable expenses of counsel selected by any Indemnified Person in respect thereof. The indemnification provided for in this paragraph shall survive any termination of this Agreement and shall continue for the benefit of all Indemnified Persons. Except as specifically provided in this paragraph, Debtor waives all notices from any Indemnified
         Person  with   respect  to  such   indemnification.   As  used herein,
         "Indemnified Claims" means any and all claims, demands, actions, causes of action, judgments, obligations, liabilities, losses, damages and consequential damages, penalties, fines, costs, fees, expenses and disbursements (including without limitation, reasonable fees and expenses of attorneys and other professional consultants and experts in connection with investigation or defense) of every kind, known or unknown, existing or hereafter arising, foreseeable or unforeseeable, which may be imposed upon, threatened or asserted against, or incurred or paid by, any Indemnified Person at any time and from time to time, because of, resulting from, in connection with, or arising out of any transaction, act, omission, event or circumstance in any way connected with the Collateral or the Loan Documents (including enforcement of Secured Party's rights thereunder or defense of Secured Party's actions thereunder and specifically including any and all Indemnified Claims arising from Secured Party's ordinary negligence, but in any event excluding Secured Party's gross negligence or intentional misconduct or breach of any Loan Document) or any breach by a Borrower or any Obligated Party of any representation, warranty, covenant, agreement or condition contained in any Loan Documents or any Event of Default as defined in this Agreement.

                  (n) Descriptive Headings. The captions in this Agreement are for convenience only and shall not define or limit the provisions hereof.

                  (o) Participation of Obligations. Debtor agrees that Secured Party may, at its option, sell interests in the Obligations and its rights under this Agreement to a financial institution or institutions and, in connection with each such sale, Secured Party may disclose any financial and other information available to Secured Party concerning Debtor to each prospective purchaser.

                  (p) Invalid Provisions. If any provision of this Agreement or any of the other Loan Documents is held to be illegal, invalid or unenforceable under present or future laws, such provision shall be fully severable and the remaining provisions of this Agreement or any of the other Loan Documents shall remain in full force and effect and shall not be affected by the illegal, invalid or unenforceable provision or by its severance.

                  (q) Power of Attorney. On the date hereof Debtor has provided to Bank a Power of Attorney with regard to an investment account held by Debtor with Andrew Peck Associates Inc. Bank agrees not to exercise such Power of Attorney until after (i) the occurrence and during the continuation of an Event of Default, and (ii) notice from Bank to Debtor.

         IN WITNESS THEREOF, this Agreement is executed, to be effective as of the date of acceptance by Secured Party.


                       DEBTOR:
                                    DIGITAL COMMUNICATIONS
                                    TECHNOLOGY CORPORATION



                               By:  _____________________________________
                                    Kevin B. Halter, Chairman of the Board

ACCEPTED at Dallas, Texas,
this 6th day of November, 1996

BANK ONE, TEXAS, NATIONAL ASSOCIATION


By:   _______________________________
      Mark Champion, Vice President

                                 PROMISSORY NOTE


$1,950,000.00 Dallas, Texas November 6, 1996


      FOR VALUE RECEIVED, on or before October 31, 1998 ("Maturity Date"), the undersigned Digital Communications Technology Corporation, a Delaware corporation ("Borrower"), promises to pay to the order of BANK ONE, TEXAS, NATIONAL ASSOCIATION ("Bank") at its offices in Dallas County, Texas, at 1717 Main, Dallas, Texas 75208 the principal amount of ONE MILLION NINE HUNDRED FIFTY THOUSAND AND NO/100 DOLLARS ($1,950,000.00) ("Total Principal Amount"), or such amount less than the Total Principal Amount which is outstanding from time to time if the total amount outstanding under this Promissory Note ("Note") is less than the Total Principal Amount, together with interest on such portion of the Total Principal Amount which has been advanced to Borrower from the date advanced until paid at a fluctuating rate per annum which shall from day to day be equal to the lesser of (a) the Maximum Rate (as hereinafter defined), or (b) a rate (the "Contract Rate"), calculated on the basis of the actual days elapsed but computed as if each year consisted of 360 days, equal to the sum of (i) the Base Rate (the "Base Rate") of interest as established from time to time by the Bank (which may not be the lowest, best or most favorable rate of interest which Bank may charge on loans to its customers), plus (ii) one half of one percent (0.50%) per annum; provided, however, that if at any time the Contract Rate shall exceed the Maximum Rate, thereby causing the interest on this Note to be limited to the Maximum Rate, then any subsequent reduction in the Base Rate shall not reduce the rate of interest on this Note below the Maximum Rate until the total amount of interest accrued on this Note equals the amount of interest which would have accrued on this Note if the Contract Rate had at all times been in effect.

      The term "Maximum Rate," as used herein, shall mean at the particular time in question the maximum rate of interest which, under applicable law, may then be charged on this Note. If such maximum rate of interest changes after the date hereof and this Note provides for a fluctuating rate of interest, the Maximum Rate shall be automatically increased or decreased, as the case may be, without notice to Borrower from time to time as of the effective date of each change in such maximum rate. If applicable law ceases to provide for such a maximum rate of interest, the Maximum Rate shall be equal to eighteen percent (18%) per annum.

      Capitalized terms used but not defined herein have the meaning given to them in that certain Loan and Security Agreement dated of even date herewith executed by and among Borrower and Bank (as the same may be amended, restated, renewed, extended, or modified from time to time, "Loan Agreement").

      The principal of and all accrued but unpaid interest on this Note shall be due and payable as follows:

      (a) Interest shall be due and payable monthly as it accrues, commencing on the first (1st) day of the month following the initial advance hereunder and continuing on the first (1st) day of each successive month thereafter during the term of this Note and on the Maturity Date.

  (b) (A) The outstanding principal balance of this Note shall be due and payable monthly commencing on the first (1st) day of the month following the initial advance hereunder and continuing on the first (1st) day of each successive month thereafter.

      (B) The amount of each monthly principal payment due hereunder shall equal the sum of the amounts required to amortize each advance made hereunder calculated as if such advance were being amortized over 60 months from the date of advance. The amount of monthly principal payments due hereunder shall be increased as additional advances are made hereunder.

      (C) The unpaid principal balance of this Note shall be due and payable in full on the Maturity Date.

      To the extent that any interest is not paid on or before the fifth (5th) day after it becomes due and payable, Bank may, at its option, add such accrued interest to the principal of this Note. Notwithstanding anything herein to the contrary, upon an Event of Default (as hereinafter defined) or at maturity whether by acceleration or otherwise, all principal of this Note shall, at the option of Bank, bear interest at the Maximum Rate until paid.

      This Note evidences obligations and indebtedness from time to time owing by Borrower to Bank pursuant to the Loan Agreement and is secured by the security interests and liens set forth therein.

      This Note, the Loan Agreement and all other documents evidencing, securing, governing, guaranteeing and/or pertaining to this Note, including but not limited to those documents described above, are hereinafter collectively referred to as the "Loan Documents." The holder of this Note is entitled to the benefits and security provided in the Loan Documents.

      Under the Loan Agreement, Borrower may request advances and make payments hereunder from time to time, provided that it is understood and agreed that the aggregate principal amount outstanding from time to time hereunder shall not at any time exceed the Total Principal Amount. The unpaid balance of this Note shall increase and decrease with each new advance or payment hereunder, as the case may be. This Note shall not be deemed terminated or canceled prior to the Maturity Date, although the entire principal balance hereof may from time to time be paid in full. Borrower may borrow, repay and reborrow hereunder. All regularly scheduled payments of the indebtedness evidenced by this Note and by any of the other Loan Documents shall be applied first to any accrued but unpaid interest then due and payable hereunder or thereunder and then to the principal amount then due and payable. All non-regularly scheduled payments shall be applied to such indebtedness in such order and manner as the holder of this Note may from time to time determine in its sole discretion. All payments and prepayments of principal of or interest on this Note shall be made in lawful money of the United States of America in immediately available funds, at the address of Bank indicated above, or such other place as the holder of this Note shall designate in writing to Borrower. If any payment of principal of or interest on this Note shall become due on a day which is not a Business Day, such payment shall be made on the next succeeding Business Day and any such extension of time shall be included in computing interest in connection with such payment. The books and records of Bank shall be prima facie evidence of all outstanding principal of and accrued and unpaid interest on this Note.

      Borrower agrees that no advances under this Note shall be used for personal, family or household purposes, and that all advances hereunder shall be used solely for business, commercial, investment or other similar purposes.

      Borrower agrees that upon the occurrence of an Event of Default the holder of this Note may, at its option, without further notice or demand, (i) declare the outstanding principal balance of and accrued but unpaid interest on this Note at once due and payable, (ii) refuse to advance any additional amounts under this Note, (iii) foreclose all liens securing payment hereof, (iv) pursue any and all other rights, remedies and recourse available to the holder hereof, including but not limited to any such rights, remedies or recourse under the Loan Documents, at law or in equity, or (v) pursue any combination of the foregoing.

      The failure to exercise the option to accelerate the maturity of this Note or any other right, remedy or recourse available to the holder hereof upon the occurrence of an Event of Default hereunder shall not constitute a waiver of the right of the holder of this Note to exercise the same at that time or at any subsequent time with respect to such Event of Default or any other Event of Default. The rights, remedies and recourse of the holder hereof, as provided in this Note and in any of the other Loan Documents, shall be cumulative and concurrent and may be pursued separately, successively or together as often as occasion therefore shall arise, at the sole discretion of the holder hereof. The acceptance by the holder hereof of any payment under this Note which is less than the payment in full of all amounts due and payable at the time of such payment shall not (i) constitute a waiver of or impair, reduce, release or extinguish any right, remedy or recourse of the holder hereof, or nullify any prior exercise of any such right, remedy or recourse, or (ii) impair, reduce, release or extinguish the obligations of any party liable under any of the Loan Documents as originally provided herein or therein.

      This Note and all of the other Loan Documents are intended to be performed in accordance with, and only to the extent permitted by, all applicable usury laws. If any provision hereof or of any of the other Loan Documents or the application thereof to any person or circumstance shall, for any reason and to any extent, be invalid or unenforceable, neither the application of such provision to any other person or circumstance nor the remainder of the instrument in which such provision is contained shall be affected thereby and shall be enforced to the greatest extent permitted by law. It is expressly stipulated and agreed to be the intent of the holder hereof to at all times comply with the usury and other applicable laws now or hereafter governing the interest payable on the indebtedness evidenced by this Note. If the applicable law is ever revised, repealed or judicially interpreted so as to render usurious any amount called for under this Note or under any of the other Loan Documents, or contracted for, charged, taken, reserved or received with respect to the indebtedness evidenced by this Note, or if Bank's exercise of the option to accelerate the maturity of this Note, or if any prepayment by Borrower results in Borrower having paid any interest in excess of that permitted by law, then it is the express intent of Borrower and Bank that all excess amounts theretofore collected by Bank be credited on the principal balance of this Note (or, if this Note and all other indebtedness arising under or pursuant to the other Loan Documents have been paid in full, refunded to Borrower), and the provisions of this Note and the other Loan Documents immediately be deemed reformed and the amounts thereafter collectable hereunder and thereunder reduced, without the necessity of the execution of any new document, so as to comply with the then applicable law, but so as to permit the recovery of the fullest amount otherwise called for hereunder or thereunder. All sums paid, or agreed to be paid, by Borrower for the use, forbearance, detention, taking, charging, receiving or reserving of the indebtedness of Borrower to Bank under this Note or arising under or pursuant to the other Loan Documents shall, to the maximum extent permitted by applicable law, be amortized, prorated, allocated and spread throughout the full term of such indebtedness until payment in full so that the rate or amount of interest on account of such indebtedness does not exceed the usury ceiling from time to time in effect and applicable to such indebtedness for so long as such indebtedness is outstanding. To the extent federal law permits Bank to contract for, charge or receive a greater amount of interest, Bank will rely on federal law instead of TEX. REV. CIV. STAT. ANN. art. 5069-1.04, as amended, for the purpose of determining the Maximum Rate. Additionally, to the maximum extent permitted by applicable law now or hereafter in effect, Bank may, at its option and from time to time, implement any other method of computing the Maximum Rate under such Article 5069-1.04, as amended, or under other applicable law by giving notice, if required, to Borrower as provided by applicable law now or hereafter in effect. Notwithstanding anything to the contrary contained herein or in any of the other Loan Documents, it is not the intention of Bank to accelerate the maturity of any interest that has not accrued at the time of such acceleration or to collect unearned interest at the time of such acceleration.

     In no event shall TEX. REV. CIV. STAT. ANN. art. 5069 Ch. 15 (which regulates certain revolving loan accounts and revolving tri-party accounts) apply to this Note. To the extent that TEX. REV. CIV. STAT. ANN. art. 5069-1.04, as amended, is applicable to this Note, the "indicated rate ceiling" specified in such article is the applicable ceiling; provided that, if any applicable law permits greater interest, the law permitting the greatest interest shall apply.

      If this Note is placed in the hands of an attorney for collection, or is collected in whole or in part by suit or through probate, bankruptcy or other legal proceedings of any kind, Borrower agrees to pay, in addition to all other sums payable hereunder, all costs and expenses of collection, including but not limited to reasonable attorneys' fees.

      Borrower and any and all endorsers and guarantors of this Note severally waive presentment for payment, notice of nonpayment, protest, demand, notice of protest, notice of intent to accelerate, notice of acceleration and dishonor, diligence in enforcement and indulgences of every kind and without further notice hereby agree to renewals, extensions, exchanges or releases of collateral, taking of additional collateral, indulgences or partial payments, either before or after maturity.

      THIS NOTE HAS BEEN EXECUTED UNDER, AND SHALL BE CONSTRUED AND ENFORCED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF TEXAS, EXCEPT AS SUCH LAWS ARE PREEMPTED BY APPLICABLE FEDERAL LAWS.


                                           BORROWER:

                  Digital Communications Technology Corporation

                     By:___________________________________
                        Kevin B. Halter, Chairman of the Board

                                 PROMISSORY NOTE


$5,000,000.00 Dallas, Texas November 6, 1996


      FOR VALUE RECEIVED, on or before October 31, 1998 ("Maturity Date"), the undersigned Digital Communications Technology Corporation, a Delaware corporation ("Borrower"), promises to pay to the order of BANK ONE, TEXAS, NATIONAL ASSOCIATION ("Bank") at its offices in Dallas County, Texas, at 1717 Main, Dallas, Texas 75208 the principal amount of FIVE MILLION AND NO/100 DOLLARS ($5,000,000.00) ("Total Principal Amount"), or such amount less than the Total Principal Amount which is outstanding from time to time if the total amount outstanding under this Promissory Note ("Note") is less than the Total Principal Amount, together with interest on such portion of the Total Principal Amount which has been advanced to Borrower from the date advanced until paid at a fluctuating rate per annum which shall from day to day be equal to the lesser of (a) the Maximum Rate (as hereinafter defined), or (b) a rate (the "Contract Rate"), calculated on the basis of the actual days elapsed but computed as if each year consisted of 360 days, equal to the sum of (i) the Base Rate (the "Base Rate") of interest as established from time to time by the Bank (which may not be the lowest, best or most favorable rate of interest which Bank may charge on loans to its customers), plus (ii) one-half percent (0.50 %) per annum; provided, however, the Contract Rate is subject to reduction as provided in the Loan Agreement (hereinafter defined). If at any time the Contract Rate shall exceed the Maximum Rate, thereby causing the interest on this Note to be limited to the Maximum Rate, then any subsequent reduction in the Base Rate shall not reduce the rate of interest on this Note below the Maximum Rate until the total amount of interest accrued on this Note equals the amount of interest which would have accrued on this Note if the Contract Rate had at all times been in effect.

      The term "Maximum Rate," as used herein, shall mean at the particular time in question the maximum rate of interest which, under applicable law, may then be charged on this Note. If such maximum rate of interest changes after the date hereof and this Note provides for a fluctuating rate of interest, the Maximum Rate shall be automatically increased or decreased, as the case may be, without notice to Borrower from time to time as of the effective date of each change in such maximum rate. If applicable law ceases to provide for such a maximum rate of interest, the Maximum Rate shall be equal to eighteen percent (18%) per annum.

      Capitalized terms used but not defined herein have the meaning given to them in that certain Loan and Security Agreement dated of even date herewith executed by and among Borrower and Bank (as the same may be amended, restated, renewed, extended, or modified from time to time, "Loan Agreement").

      The principal of and all accrued but unpaid interest on this Note shall be due and payable as follows:

      (a) interest shall be due and payable monthly as it accrues, commencing on the first (1st) day of December, 1996 and continuing on the first (1st) day of each successive month thereafter during the term of this Note; and

      (b) the outstanding principal balance of this Note, together with all accrued but unpaid interest, shall be due and payable on the Maturity Date.

      To the extent that any interest is not paid on or before the fifth (5th) day after it becomes due and payable, Bank may, at its option, add such accrued interest to the principal of this Note. Notwithstanding anything herein to the contrary, upon an Event of Default (as hereinafter defined) or at maturity whether by acceleration or otherwise, all principal of this Note shall, at the option of Bank, bear interest at the Maximum Rate until paid.

      This Note evidences obligations and indebtedness from time to time owing by Borrower to Bank pursuant to the Loan Agreement and is secured by the security interests and liens set forth therein.

      This Note, the Loan Agreement and all other documents evidencing, securing, governing, guaranteeing and/or pertaining to this Note, including but not limited to those documents described above, are hereinafter collectively referred to as the "Loan Documents." The holder of this Note is entitled to the benefits and security provided in the Loan Documents.

      Under the Loan Agreement, Borrower may request advances and make payments hereunder from time to time, provided that it is understood and agreed that the aggregate principal amount outstanding from time to time hereunder shall not at any time exceed the Total Principal Amount. The unpaid balance of this Note shall increase and decrease with each new advance or payment hereunder, as the case may be. This Note shall not be deemed terminated or canceled prior to the Maturity Date, although the entire principal balance hereof may from time to time be paid in full. Borrower may borrow, repay and reborrow hereunder. All regularly scheduled payments of the indebtedness evidenced by this Note and by any of the other Loan Documents shall be applied first to any accrued but unpaid interest then due and payable hereunder or thereunder and then to the principal amount then due and payable. All non-regularly scheduled payments shall be applied to such indebtedness in such order and manner as the holder of this Note may from time to time determine in its sole discretion. All payments and prepayments of principal of or interest on this Note shall be made in lawful money of the United States of America in immediately available funds, at the address of Bank indicated above, or such other place as the holder of this Note shall designate in writing to Borrower. If any payment of principal of or interest on this Note shall become due on a day which is not a Business Day, such payment shall be made on the next succeeding Business Day and any such extension of time shall be included in computing interest in connection with such payment. The books and records of Bank shall be prima facie evidence of all outstanding principal of and accrued and unpaid interest on this Note.

      Borrower agrees that no advances under this Note shall be used for personal, family or household purposes, and that all advances hereunder shall be used solely for business, commercial, investment or other similar purposes.

      Borrower agrees that upon the occurrence of an Event of Default the holder of this Note may, at its option, without further notice or demand, (i) declare the outstanding principal balance of and accrued but unpaid interest on this Note at once due and payable, (ii) refuse to advance any additional amounts under this Note, (iii) foreclose all liens securing payment hereof, (iv) pursue any and all other rights, remedies and recourse available to the holder hereof, including but not limited to any such rights, remedies or recourse under the Loan Documents, at law or in equity, or (v) pursue any combination of the foregoing.

      The failure to exercise the option to accelerate the maturity of this Note or any other right, remedy or recourse available to the holder hereof upon the occurrence of an Event of Default hereunder shall not constitute a waiver of the right of the holder of this Note to exercise the same at that time or at any subsequent time with respect to such Event of Default or any other Event of Default. The rights, remedies and recourse of the holder hereof, as provided in this Note and in any of the other Loan Documents, shall be cumulative and concurrent and may be pursued separately, successively or together as often as occasion therefore shall arise, at the sole discretion of the holder hereof. The acceptance by the holder hereof of any payment under this Note which is less than the payment in full of all amounts due and payable at the time of such payment shall not (i) constitute a waiver of or impair, reduce, release or extinguish any right, remedy or recourse of the holder hereof, or nullify any prior exercise of any such right, remedy or recourse, or (ii) impair, reduce, release or extinguish the obligations of any party liable under any of the Loan Documents as originally provided herein or therein.

      This Note and all of the other Loan Documents are intended to be performed in accordance with, and only to the extent permitted by, all applicable usury laws. If any provision hereof or of any of the other Loan Documents or the application thereof to any person or circumstance shall, for any reason and to any extent, be invalid or unenforceable, neither the application of such provision to any other person or circumstance nor the remainder of the instrument in which such provision is contained shall be affected thereby and shall be enforced to the greatest extent permitted by law. It is expressly stipulated and agreed to be the intent of the holder hereof to at all times comply with the usury and other applicable laws now or hereafter governing the interest payable on the indebtedness evidenced by this Note. If the applicable law is ever revised, repealed or judicially interpreted so as to render usurious any amount called for under this Note or under any of the other Loan Documents, or contracted for, charged, taken, reserved or received with respect to the indebtedness evidenced by this Note, or if Bank's exercise of the option to accelerate the maturity of this Note, or if any prepayment by Borrower results in Borrower having paid any interest in excess of that permitted by law, then it is the express intent of Borrower and Bank that all excess amounts theretofore collected by Bank be credited on the principal balance of this Note (or, if this Note and all other indebtedness arising under or pursuant to the other Loan Documents have been paid in full, refunded to Borrower), and the provisions of this Note and the other Loan Documents immediately be deemed reformed and the amounts thereafter collectable hereunder and thereunder reduced, without the necessity of the execution of any new document, so as to comply with the then applicable law, but so as to permit the recovery of the fullest amount otherwise called for hereunder or thereunder. All sums paid, or agreed to be paid, by Borrower for the use, forbearance, detention, taking, charging, receiving or reserving of the indebtedness of Borrower to Bank under this Note or arising under or pursuant to the other Loan Documents shall, to the maximum extent permitted by applicable law, be amortized, prorated, allocated and spread throughout the full term of such indebtedness until payment in full so that the rate or amount of interest on account of such indebtedness does not exceed the usury ceiling from time to time in effect and applicable to such indebtedness for so long as such indebtedness is outstanding. To the extent federal law permits Bank to contract for, charge or receive a greater amount of interest, Bank will rely on federal law instead of TEX. REV. CIV. STAT. ANN. art. 5069-1.04, as amended, for the purpose of determining the Maximum Rate. Additionally, to the maximum extent permitted by applicable law now or hereafter in effect, Bank may, at its option and from time to time, implement any other method of computing the Maximum Rate under such Article 5069-1.04, as amended, or under other applicable law by giving notice, if required, to Borrower as provided by applicable law now or hereafter in effect. Notwithstanding anything to the contrary contained herein or in any of the other Loan Documents, it is not the intention of Bank to accelerate the maturity of any interest that has not accrued at the time of such acceleration or to collect unearned interest at the time of such acceleration.

     In no event shall TEX. REV. CIV. STAT. ANN. art. 5069 Ch. 15 (which regulates certain revolving loan accounts and revolving tri-party accounts) apply to this Note. To the extent that TEX. REV. CIV. STAT. ANN. art. 5069-1.04, as amended, is applicable to this Note, the "indicated rate ceiling" specified in such article is the applicable ceiling; provided that, if any applicable law permits greater interest, the law permitting the greatest interest shall apply.

      If this Note is placed in the hands of an attorney for collection, or is collected in whole or in part by suit or through probate, bankruptcy or other legal proceedings of any kind, Borrower agrees to pay, in addition to all other sums payable hereunder, all costs and expenses of collection, including but not limited to reasonable attorneys' fees.

      Borrower and any and all endorsers and guarantors of this Note severally waive presentment for payment, notice of nonpayment, protest, demand, notice of protest, notice of intent to accelerate, notice of acceleration and dishonor, diligence in enforcement and indulgences of every kind and without further notice hereby agree to renewals, extensions, exchanges or releases of collateral, taking of additional collateral, indulgences or partial payments, either before or after maturity.

      THIS NOTE HAS BEEN EXECUTED UNDER, AND SHALL BE CONSTRUED AND ENFORCED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF TEXAS, EXCEPT AS SUCH LAWS ARE PREEMPTED BY APPLICABLE FEDERAL LAWS.


                                           BORROWER:

                  Digital Communications Technology Corporation


                     By:___________________________________
                        Kevin B. Halter, Chairman of the Board

                   PROMISSORY NOTE


$1,800,000.00 Dallas, Texas November 6, 1996


      FOR VALUE RECEIVED, on or before October 31, 1998 ("Maturity Date"), the undersigned Digital Communications Technology Corporation, a Delaware corporation ("Borrower"), promises to pay to the order of BANK ONE, TEXAS, NATIONAL ASSOCIATION ("Bank") at its offices in Dallas County, Texas, at 1717 Main, Dallas, Texas 75208 the principal amount of ONE MILLION EIGHT HUNDRED THOUSAND AND NO/100 DOLLARS ($1,800,000.00) ("Total Principal Amount"), or such amount less than the Total Principal Amount which is outstanding from time to time if the total amount outstanding under this Promissory Note ("Note") is less than the Total Principal Amount, together with interest on such portion of the Total Principal Amount which has been advanced to Borrower from the date advanced until paid at a fluctuating rate per annum which shall from day to day be equal to the lesser of (a) the Maximum Rate (as hereinafter defined), or (b) a rate (the "Contract Rate"), calculated on the basis of the actual days elapsed but computed as if each year consisted of 360 days, equal to the sum of (i) the Base Rate (the "Base Rate") of interest as established from time to time by the Bank (which may not be the lowest, best or most favorable rate of interest which Bank may charge on loans to its customers), plus (ii) one half of one percent (0.50 %) per annum; provided, however, that if at any time the Contract Rate shall exceed the Maximum Rate, thereby causing the interest on this Note to be limited to the Maximum Rate, then any subsequent reduction in the Base Rate shall not reduce the rate of interest on this Note below the Maximum Rate until the total amount of interest accrued on this Note equals the amount of interest which would have accrued on this Note if the Contract Rate had at all times been in effect.

      The term "Maximum Rate," as used herein, shall mean at the particular time in question the maximum rate of interest which, under applicable law, may then be charged on this Note. If such maximum rate of interest changes after the date hereof and this Note provides for a fluctuating rate of interest, the Maximum Rate shall be automatically increased or decreased, as the case may be, without notice to Borrower from time to time as of the effective date of each change in such maximum rate. If applicable law ceases to provide for such a maximum rate of interest, the Maximum Rate shall be equal to eighteen percent (18%) per annum.

      Capitalized terms used but not defined herein have the meaning given to them in that certain Loan and Security Agreement dated of even date herewith executed by and among Borrower and Bank (as the same may be amended, restated, renewed, extended, or modified from time to time, "Loan Agreement").

      The principal of and all accrued but unpaid interest on this Note shall be due and payable as follows:

      (a) interest shall be due and payable monthly as it accrues, commencing on the first (1st) day of December, 1996, and continuing on the first (1st) day of each successive month thereafter during the term of this Note; and

      (b) the outstanding principal balance of this Note shall be due and payable in equal monthly installments in the amount of $30,000.00 each commencing on the first (1st) day of December, 1996, and continuing on the first day of each successive month thereafter until the Maturity Date when the unpaid principal balance shall be due and payable in full.

      To the extent that any interest is not paid on or before the fifth (5th) day after it becomes due and payable, Bank may, at its option, add such accrued interest to the principal of this Note. Notwithstanding anything herein to the contrary, upon an Event of Default (as hereinafter defined) or at maturity whether by acceleration or otherwise, all principal of this Note shall, at the option of Bank, bear interest at the Maximum Rate until paid.

      This Note evidences obligations and indebtedness from time to time owing by Borrower to Bank pursuant to the Loan Agreement and is secured by the security interests and liens set forth therein.

      This Note, the Loan Agreement and all other documents evidencing, securing, governing, guaranteeing and/or pertaining to this Note, including but not limited to those documents described above, are hereinafter collectively referred to as the "Loan Documents." The holder of this Note is entitled to the benefits and security provided in the Loan Documents.

      Under the Loan Agreement, Borrower may request advances and make payments hereunder from time to time, provided that it is understood and agreed that the aggregate principal amount outstanding from time to time hereunder shall not at any time exceed the Total Principal Amount. The unpaid balance of this Note shall increase and decrease with each new advance or payment hereunder, as the case may be. This Note shall not be deemed terminated or canceled prior to the Maturity Date, although the entire principal balance hereof may from time to time be paid in full. Borrower may borrow, repay and reborrow hereunder. All regularly scheduled payments of the indebtedness evidenced by this Note and by any of the other Loan Documents shall be applied first to any accrued but unpaid interest then due and payable hereunder or thereunder and then to the principal amount then due and payable. All non-regularly scheduled payments shall be applied to such indebtedness in such order and manner as the holder of this Note may from time to time determine in its sole discretion. All payments and prepayments of principal of or interest on this Note shall be made in lawful money of the United States of America in immediately available funds, at the address of Bank indicated above, or such other place as the holder of this Note shall designate in writing to Borrower. If any payment of principal of or interest on this Note shall become due on a day which is not a Business Day, such payment shall be made on the next succeeding Business Day and any such extension of time shall be included in computing interest in connection with such payment. The books and records of Bank shall be prima facie evidence of all outstanding principal of and accrued and unpaid interest on this Note.

      Borrower agrees that no advances under this Note shall be used for personal, family or household purposes, and that all advances hereunder shall be used solely for business, commercial, investment or other similar purposes.

      Borrower agrees that upon the occurrence of an Event of Default the holder of this Note may, at its option, without further notice or demand, (i) declare the outstanding principal balance of and accrued but unpaid interest on this Note at once due and payable, (ii) refuse to advance any additional amounts under this Note, (iii) foreclose all liens securing payment hereof, (iv) pursue any and all other rights, remedies and recourse available to the holder hereof, including but not limited to any such rights, remedies or recourse under the Loan Documents, at law or in equity, or (v) pursue any combination of the foregoing.

      The failure to exercise the option to accelerate the maturity of this Note or any other right, remedy or recourse available to the holder hereof upon the occurrence of an Event of Default hereunder shall not constitute a waiver of the right of the holder of this Note to exercise the same at that time or at any subsequent time with respect to such Event of Default or any other Event of Default. The rights, remedies and recourse of the holder hereof, as provided in this Note and in any of the other Loan Documents, shall be cumulative and concurrent and may be pursued separately, successively or together as often as occasion therefore shall arise, at the sole discretion of the holder hereof. The acceptance by the holder hereof of any payment under this Note which is less than the payment in full of all amounts due and payable at the time of such payment shall not (i) constitute a waiver of or impair, reduce, release or extinguish any right, remedy or recourse of the holder hereof, or nullify any prior exercise of any such right, remedy or recourse, or (ii) impair, reduce, release or extinguish the obligations of any party liable under any of the Loan Documents as originally provided herein or therein.

      This Note and all of the other Loan Documents are intended to be performed in accordance with, and only to the extent permitted by, all applicable usury laws. If any provision hereof or of any of the other Loan Documents or the application thereof to any person or circumstance shall, for any reason and to any extent, be invalid or unenforceable, neither the application of such provision to any other person or circumstance nor the remainder of the instrument in which such provision is contained shall be affected thereby and shall be enforced to the greatest extent permitted by law. It is expressly stipulated and agreed to be the intent of the holder hereof to at all times comply with the usury and other applicable laws now or hereafter governing the interest payable on the indebtedness evidenced by this Note. If the applicable law is ever revised, repealed or judicially interpreted so as to render usurious any amount called for under this Note or under any of the other Loan Documents, or contracted for, charged, taken, reserved or received with respect to the indebtedness evidenced by this Note, or if Bank's exercise of the option to accelerate the maturity of this Note, or if any prepayment by Borrower results in Borrower having paid any interest in excess of that permitted by law, then it is the express intent of Borrower and Bank that all excess amounts theretofore collected by Bank be credited on the principal balance of this Note (or, if this Note and all other indebtedness arising under or pursuant to the other Loan Documents have been paid in full, refunded to Borrower), and the provisions of this Note and the other Loan Documents immediately be deemed reformed and the amounts thereafter collectable hereunder and thereunder reduced, without the necessity of the execution of any new document, so as to comply with the then applicable law, but so as to permit the recovery of the fullest amount otherwise called for hereunder or thereunder. All sums paid, or agreed to be paid, by Borrower for the use, forbearance, detention, taking, charging, receiving or reserving of the indebtedness of Borrower to Bank under this Note or arising under or pursuant to the other Loan Documents shall, to the maximum extent permitted by applicable law, be amortized, prorated, allocated and spread throughout the full term of such indebtedness until payment in full so that the rate or amount of interest on account of such indebtedness does not exceed the usury ceiling from time to time in effect and applicable to such indebtedness for so long as such indebtedness is outstanding. To the extent federal law permits Bank to contract for, charge or receive a greater amount of interest, Bank will rely on federal law instead of TEX. REV. CIV. STAT. ANN. art. 5069-1.04, as amended, for the purpose of determining the Maximum Rate. Additionally, to the maximum extent permitted by applicable law now or hereafter in effect, Bank may, at its option and from time to time, implement any other method of computing the Maximum Rate under such Article 5069-1.04, as amended, or under other applicable law by giving notice, if required, to Borrower as provided by applicable law now or hereafter in effect. Notwithstanding anything to the contrary contained herein or in any of the other Loan Documents, it is not the intention of Bank to accelerate the maturity of any interest that has not accrued at the time of such acceleration or to collect unearned interest at the time of such acceleration.

     In no event shall TEX. REV. CIV. STAT. ANN. art. 5069 Ch. 15 (which regulates certain revolving loan accounts and revolving tri-party accounts) apply to this Note. To the extent that TEX. REV. CIV. STAT. ANN. art. 5069-1.04, as amended, is applicable to this Note, the "indicated rate ceiling" specified in such article is the applicable ceiling; provided that, if any applicable law permits greater interest, the law permitting the greatest interest shall apply.

      If this Note is placed in the hands of an attorney for collection, or is collected in whole or in part by suit or through probate, bankruptcy or other legal proceedings of any kind, Borrower agrees to pay, in addition to all other sums payable hereunder, all costs and expenses of collection, including but not limited to reasonable attorneys' fees.

      Borrower and any and all endorsers and guarantors of this Note severally waive presentment for payment, notice of nonpayment, protest, demand, notice of protest, notice of intent to accelerate, notice of acceleration and dishonor, diligence in enforcement and indulgences of every kind and without further notice hereby agree to renewals, extensions, exchanges or releases of collateral, taking of additional collateral, indulgences or partial payments, either before or after maturity.

      THIS NOTE HAS BEEN EXECUTED UNDER, AND SHALL BE CONSTRUED AND ENFORCED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF TEXAS, EXCEPT AS SUCH LAWS ARE PREEMPTED BY APPLICABLE FEDERAL LAWS.


                                           BORROWER:

                  Digital Communications Technology Corporation


                     By:___________________________________
                        Kevin B. Halter, Chairman of the Board