Form 10QSB/A
period 1996-09-30
DIGITAL COMMUNICATIONS TECHNOLOGY CORP
filed 1997-05-02
CIK 743051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549


                                  FORM 10-QSB/A
(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

    ------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


     Check  whether  issuer (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X] No [ ]

     The number of shares outstanding of the common stock of the registrant on October 31, 1996, the latest practicable date, was 6,465,610.

          DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                            September 30,               June 30,
                                                                                 1996                     1996
                                                                             (Unaudited)               (Audited)
                                                                           ----------------         ---------------
           ASSETS

Current assets:
        Cash and cash equivalents                                         $         252,673        $         615,037
        Marketable securities                                                     1,905,976                1,900,050
        Accounts receivable, net of  allowance for doubtful accounts of
        $433,000 at September 30, 1996 and $414,000 at June 30, 1996              5,376,204                3,719,265
        Inventories                                                               2,921,173                2,862,911
        Prepaid expenses and other current assets                                   819,074                  614,210
                                                                           ----------------         ----------------
             Total current assets                                                11,275,100                9,711,473
                                                                           ----------------         ----------------
Property, plant and equipment, net                                                5,670,565                5,469,304
Other assets                                                                        281,265                   81,343
Loans receivable, related parties                                                   414,110                  413,369
                                                                           ----------------         ----------------
                  Total assets                                            $      17,641,040        $      15,675,489
                                                                           ================         ================
         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Revolving line of credit                                          $       2,039,944        $       1,625,325
        Current portion, long-term debt                                             913,715                  935,127
        Accounts payable                                                          4,211,045                3,032,236
        Accrued liabilities                                                         339,039                  362,520
                                                                           ----------------         ----------------
             Total current liabilities                                            7,503,743                5,955,208
                                                                           ----------------         ----------------
Long-term debt, less current portion                                              1,505,333                1,666,063
Deferred tax liability                                                              547,631                  157,216

Commitments and contingencies

Stockholders' Equity:
        Series A convertible  preferred stock,  10,000,000 shares of $.00001 par value per share  authorized;  80,000 and  100,000  shares  issued and outstanding as of September 30, 1996 and June 30, 1996,
           respectively, $1,000,000 liquidation preference                                1                       10
        Common stock, 25,000,000 shares of $.0002 par value per share authorized; 6,465,610 and 6,332,116 issued and 6,152,273 and
            6,125,162 shares outstanding as of September 30, 1996 and
           June 30, 1996, respectively                                                1,293                    1,266
        Additional paid-in capital                                                8,679,300                8,479,318
        Retained earnings                                                           895,817                1,030,152
        Investment in S.O.I. Industries, Inc.                                   (1,084,983)              (1,084,983)
        Net unrealized holding loss on investment securities                      (407,095)                (528,761)
                                                                           ----------------         ----------------
             Total stockholders' equity                                           8,084,333                7,897,002
                                                                           ----------------         ----------------
                  Total liabilities and stockholders' equity              $      17,641,040        $      15,675,489
                                                                           ================         ================


     The accompanying notes are an integral part of the financial statements

          DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION & SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                                                 For the three months ended
                                                                                       September 30,

                                                                                 1996                     1995
                                                                           ----------------         ----------------

Net sales                                                                 $       7,019,937        $       5,386,471
                                                                           ----------------         ----------------
Costs and Expenses:
    Cost of goods sold                                                            5,567,126                4,084,326
    Selling expenses                                                                305,878                  253,579
    General and administrative expenses                                             623,545                  459,909
    Depreciation and amortization                                                   355,251                  298,071
                                                                           ----------------         ----------------
         Total costs and expenses                                                 6,851,800                5,095,885
                                                                           ----------------         ----------------
              Operating profit                                                      168,137                  290,586
                                                                           ----------------         ----------------
Other income (expense):
    Realized gains from investment transactions                                      71,119                  116,011
    Interest and other income                                                             0                   11,430
    Interest expense                                                              (108,508)                (176,363)
                                                                           ----------------         ----------------
                                                                                   (37,389)                 (48,922)
                                                                           ----------------         ----------------
              Income from continuing operations before
                   provision for income taxes                                       130,748                  241,664
Provision for income taxes                                                           65,331                   93,564
                                                                           ----------------         ----------------
              Income from continuing operations                                      65,417                  148,100

Discontinued operations:
    Gain from operations of discontinued operation,  net of related income taxes of $0 and $38,600 for the three months ended
      September 30, 1996 and 1995, respectively                                         250                   59,001
                                                                           ----------------         ----------------
                   Net income                                             $          65,667        $         207,101
                                                                           ================         ================
Preferred dividends                                                                 200,000                        0
                                                                           ----------------         ----------------
Net (loss) income available to common stockholders                        $       (134,333)        $         207,101
                                                                           ================         ================
Weighted average shares of common stock outstanding                               6,534,723                5,313,641
                                                                           ================         ================

Earnings per share:

    Continuing operations                                                 $          (0.02)        $            0.03
    Discontinued operations                                                            0.00                     0.01
                                                                           ----------------         ----------------
      Net income                                                          $          (0.02)        $            0.04
                                                                           ================         ================


     The accompanying notes are an integral part of the financial statements

          DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                  For the three months ended
                                                                                        September 30,

                                                                                 1996                     1995
                                                                           ----------------         ----------------
Cash flows from operating activities:
    Net income                                                            $          65,667        $         207,101
                                                                           ----------------         ----------------
    Adjustments  to  reconcile   net  income  to  net  cash  used  in  operating
      activities:
        Depreciation and amortization                                               355,251                  298,071
        Gain on sale of marketable securities                                      (71,119)                (116,011)
        Provision for bad debts                                                      18,777                   75,000
        Increase in accounts receivable                                         (1,675,716)                (802,236)
        (Increase) decrease in inventories                                         (58,262)                  277,618
        Increase in prepaid expenses and other                                    (404,788)                     (29)
        Increase (decrease) in accounts payable                                   1,178,809                (286,811)
        (Decrease) increase in accrued liabilities                                 (23,481)                  218,177
        Increase in deferred tax liability                                          390,415                        0
             Net cash (used in) operating activities                              (224,447)                (129,120)
                                                                           ----------------         ----------------
Cash flows from investing activities:
    (Increase) decrease in loans receivable, related parties                          (741)                  109,418
    Change in marketable securities - available for sale                            186,859                  512,644
    Capital expenditures                                                          (556,512)                (330,319)
                                                                           ----------------         ----------------
             Net cash (used in) provided by investing activities                  (370,394)                  291,743
                                                                           ----------------         ----------------
Cash flows from financing activities:
    Net long-term repayments                                                      (182,142)                (179,150)
    Net short-term borrowings                                                       414,619                  260,000
                                                                           ----------------         ----------------
             Net cash provided by financing activities                              232,477                   80,850
                                                                           ----------------         ----------------
(Decrease) increase in cash and cash equivalents                                  (362,364)                  243,473
Cash and cash equivalents at beginning of period                                    615,037                  284,837
                                                                           ----------------         ----------------
Cash and cash equivalents at end of period                                $         252,673        $         528,310
                                                                           ================         ================
Supplemental disclosures of cash flow information:

Cash paid during the period for:
    Interest (non-capitalized)                                            $         110,638        $         161,704
                                                                           ================         ================
    Income taxes                                                          $               -        $               -
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

3.       Inventory
         ---------

Inventories are valued at the lower of cost (weighted average) or market and consisted of the following:

                                        September 30,                June 30,
                                            1996                      1996
                                       --------------            ---------------
              Raw materials           $  2,066,096             $   1,891,393
              Work-in-process              684,061                   769,254
              Finished goods               171,016                   202,264
                                       -----------              ------------
                                      $  2,921,173             $   2,862,911
                                       ===========              ============

          DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION & SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)


4.       Property, Plant and Equipment
         -----------------------------

         Property, plant and equipment consist of the following:

                                     September 30,                June 30,
                                        1996                       1996
                                     -------------            -------------
Land                                  $   73,000               $    73,000
Buildings and improvements               611,588                   546,703
Machinery and equipment               10,104,494                 9,612,867
                                      ----------                ----------
                                      10,789,082                10,232,570
Less accumulated depreciation         (5,118,517)               (4,763,266)
                                      ----------                ----------
Net property, plant and equipment    $ 5,670,565               $ 5,469,304
                                      ==========                ==========


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

Effective November 7, 1996, the Company entered into a new credit facility Bank One, N.A. ("Bank") which replaced the existing facility with NBD Bank, N.A. The new financing consists of a revolving line of credit, term loans and a long term lease agreement. Under the revolving line of credit, borrowings can be made up to $5,000,000 based upon collateral values as determined under the agreement. The term loans consist of a $1,800,000 secured term loan and a capital expenditure term loan facility for up to $1,950,000, based upon 80% of the acquisition costs of new machinery and equipment. The long term lease agreement is collateralized with new equipment in excess of $700,000. All of the above agreements are collateralized by accounts receivable, inventory and equipment. The facility has a two year term and includes interest rates at .50% above the Bank's base rate (closely related to the Bank's prime interest rate).

          DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION & SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)


6.       Long-Term Debt
         --------------

Long-term debt is summarized as follows:

Various mortgages and notes payable with interest
rates ranging from 8.75% to 1% over prime. Monthly
payments range from $3,198 to $29,000 and expiration
dates range from 1997 through 2007.                        $     2,419,048

Less current portion                                              (913,715)
                                                            --------------
                                                           $     1,505,333
                                                            ==============

7.       Preferred Stock:
         ---------------

On May 6, 1996 the Company sold 100,000 shares of Class A Convertible Preferred Stock ("Preferred Stock") in a private placement. The Preferred Stock is convertible into Common Stock at the discretion of the holder at the lesser of
(i) 20% discount on the previous five day average closing bid at conversion,  or
(ii) previous five day average closing bid price at closing. The holder may convert up to 20% of the Preferred Stock every 30 days beginning June 15, 1996. The Preferred Stock is convertible for a term of three years, and accrues dividends at a rate of 7% per annum (dividends are rescinded if the shares are converted in the first year). The holders of the preferred shares do not have any voting rights.

Through September 1996, 20,000 shares of Series A Preferred Stock had been converted, pursuant to their original terms, into 133,494 shares of Common Stock at an average per share conversion price of $1.57. The terms of the Preferred Stock which provided for a lower conversion price than the quoted market price of the Common Stock at the time of conversion resulted in an aggregate difference of $200,000 related to the shares that could have been converted through September, 1996. Such terms take into account a number of factors affecting value, including the ability to market a significant number of shares of the underlying common stock which were negotiated at the time of the issuance of the Preferred Stock. Due to a recent SEC Staff Announcement regarding the accounting for convertible debt and preferred stock with discounted conversion rates, the difference has now been accounted for as a Preferred Stock dividend. This difference was previously recorded at the carrying amount of the Preferred Stock converted. Although this change in accounting does not impact the Company's statements of operations or total stockholders' equity, it does adversely impact the Company's earnings per share. Based upon the market price of the stock at the beginning of the period, an additional 382,000 shares were added to the weighted average shares of common stock.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION


By:  /s/ Douglas L. Miller                                    Date:  May 2, 1997
     ---------------------
     Douglas L. Miller, Vice-President and
     Chief Financial Officer