Form 10QSB/A
period 1996-12-31
DIGITAL COMMUNICATIONS TECHNOLOGY CORP
filed 1997-05-02
CIK 743051

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

          DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                             December 31,               June 30,
                                                                                 1996                     1996
                                                                             (Unaudited)               (Audited)
                                                                           ----------------         ---------------
           ASSETS

Current assets:
        Cash and cash equivalents                                         $         465,177        $         615,037
        Marketable securities                                                       936,833                1,900,050
        Accounts receivable, net of  allowance for doubtful accounts of
           $475,000 at December 31, 1996 and $414,000 at June 30, 1996            6,946,653                3,719,265
        Inventories                                                               2,351,964                2,862,911
        Prepaid expenses and other current assets                                   673,884                  614,210
                                                                           ----------------         ----------------
             Total current assets                                                11,374,511                9,711,473
                                                                           ----------------         ----------------
Property, plant and equipment, net                                                5,694,061                5,469,304
Other assets                                                                        165,663                   81,343
Loans receivable, related parties                                                   414,698                  413,369
                                                                           ----------------         ----------------
                  Total assets                                            $      17,648,933        $      15,675,489
                                                                           ================         ================
         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Revolving line of credit                                          $       2,709,602        $       1,625,325
        Current portion, long-term debt                                             425,130                  935,127
        Accounts payable                                                          3,477,304                3,032,236
        Accrued liabilities                                                         557,360                  362,520
                                                                           ----------------         ----------------
             Total current liabilities                                            7,169,396                5,955,208
                                                                           ----------------         ----------------
Long-term debt, less current portion                                              1,987,078                1,666,063
Deferred tax liability                                                              417,672                  157,216

Commitments and contingencies

Stockholders' Equity:
        Series A convertible  preferred stock,  10,000,000 shares of $.00001 par value per share  authorized;  10,000 and  100,000  shares  issued and outstanding as of December 31, 1996 and June 30, 1996,
           respectively, $100,000 liquidation preference                                  1                       10
        Common stock, 25,000,000 shares of $.0002 par value per share authorized; 7,190,426 and 6,332,116 issued and 6,953,504 and
            6,125,162 shares outstanding as of December 31, 1996 and
           June 30, 1996, respectively                                                1,438                    1,266
        Additional paid-in capital                                                8,679,155                8,479,318
        Retained earnings                                                         1,127,405                1,030,152
        Investment in Millennia, Inc.                                           (1,084,983)              (1,084,983)
        Net unrealized holding loss on investment securities                      (648,229)                (528,761)
                                                                           ----------------         ----------------
             Total stockholders' equity                                           8,074,787                7,897,002
                                                                           ----------------         ----------------
                  Total liabilities and stockholders' equity              $      17,648,933        $      15,675,489
                                                                           ================         ================

     The accompanying notes are an integral part of the financial statements

          DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION & SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


                                                         For the three months ended                For the six months ended
                                                                December 31,                             December 31,

                                                          1996              1995                  1996               1995
                                                      -------------     -------------         -------------      -------------

Net sales                                            $    8,794,479    $    7,895,511        $   15,814,416     $   13,281,982
                                                      -------------     -------------         -------------      -------------
Costs and Expenses:
    Cost of goods sold                                    7,073,707         6,278,412            12,650,843         10,462,738
    Selling expenses                                        335,282           310,573               641,160            564,152
    General and administrative expenses                     564,167           484,562             1,187,712            844,471
    Depreciation and amortization                           375,168           307,549               720,409            605,620
                                                                                              -------------      -------------
         Total costs and expenses                         8,348,324         7,381,096            15,200,124         12,476,981
                                                      -------------                           -------------      -------------
              Operating profit                              446,155           514,415               614,292            805,001
                                                      -------------     -------------         -------------      -------------
Other income (expense):
    Realized gains (losses) from investment
      transactions                                           20,963          (43,573)                92,082             72,438
    Interest and other income                                     0            10,182                     0             21,612
    Interest expense                                      (103,184)         (203,566)             (211,692)          (379,929)
                                                      -------------                           -------------      -------------
                                                           (82,221)         (236,957)             (119,610)          (285,879)
                                                      -------------     -------------         -------------      -------------
              Income from continuing operations
                   before provision for income taxes        363,934           277,458               494,682            519,122
Provision for income taxes                                  127,411           107,436               192,742            201,000
                                                      -------------     -------------         -------------      -------------
              Income from continuing operations             236,523           170,022               301,940            318,122

Discontinued operations:
    (Loss) gain  from operations of discontinued
    operation, net of related income taxes of  $0,
    $21,900, $0 and $60,500, respectively                   (4,935)            36,359               (4,685)             95,360
                                                      -------------     -------------         -------------      -------------
                   Net income                        $      231,588    $      206,381        $      297,255     $      413,482
                                                      =============     =============         =============      =============
Preferred dividends                                          50,000                 0               250,000                  0
                                                      -------------     -------------         -------------      -------------
Net income available to common stockholders          $      181,588   $       206,381        $       47,255    $       413,482
                                                      =============    ==============         =============     ==============
Weighted average shares of common stock
      outstanding                                         6,706,104         5,677,443             6,405,890          5,411,957
                                                      =============    ==============         =============     ==============
Earnings per share:

    Continuing operations                            $         0.03   $          0.03        $         0.01     $         0.06
    Discontinued operations                                    0.00              0.01                  0.00               0.02
                                                      -------------    --------------         -------------      -------------
          Net income                                 $         0.03   $          0.04        $         0.01     $         0.08
                                                      =============    ==============         =============      =============


     The accompanying notes are an integral part of the financial statements

          DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                   For the six months ended
                                                                                         December 31,

                                                                                  1996                    1995
                                                                            ----------------         ---------------
Cash flows from operating activities:
    Net income                                                             $         297,255       $         413,482
                                                                            ----------------         ---------------
    Adjustments  to  reconcile   net  income  to  net  cash  used  in  operating
      activities:
        Depreciation and amortization                                                720,409                 605,620
        Gain on sale of marketable securities                                       (92,082)                (72,438)
        Provision for bad debts                                                       60,833                 112,495
        Increase in accounts receivable                                          (3,288,221)             (1,331,822)
        Decrease (increase) in inventories                                           510,947               (147,497)
        Increase in prepaid expenses and other                                     (143,994)                 162,226
        Increase (decrease) in accounts payable                                      445,068               (576,943)
        Increase in accrued liabilities                                              194,840                 264,920
        Increase in deferred tax liability                                           260,456                       0
             Net cash used in operating activities                               (1,034,489)               (569,957)
                                                                            ----------------         ---------------
Cash flows from investing activities:
    (Increase) decrease in loans receivable, related parties                         (1,329)                 148,678
    Change in marketable securities - available for sale                             935,829               1,014,367

    Increase in other assets and other liabilities                                         0                (21,892)

    Capital expenditures                                                           (945,166)               (457,482)
                                                                            ----------------         ---------------
             Net cash (used in) provided by investing activities                    (10,666)                 683,671
                                                                            ----------------         ---------------
Cash flows from financing activities:
    Net long-term repayments                                                       (188,982)               (356,568)
    Net short-term borrowings                                                      1,084,277                 360,000
                                                                            ----------------         ---------------
             Net cash provided by financing activities                               895,295                   3,432
                                                                            ----------------         ---------------
(Decrease) increase in cash and cash equivalents                                   (149,860)                 117,146
Cash and cash equivalents at beginning of period                                     615,037                 284,837
                                                                            ----------------         ---------------
Cash and cash equivalents at end of period                                 $         465,177       $         401,983
                                                                            ================         ===============
Supplemental disclosures of cash flow information:

Cash paid during the period for:

    Interest (non-capitalized)                                             $         173,631       $         379,550
                                                                            ================         ===============
    Income taxes                                                           $               -       $                -
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

3.       Inventory
         ---------

Inventories are valued at the lower of cost (weighted average) or market and consisted of the following:

                                       December 31,               June 30,
                                          1996                      1996
                                       ------------             -----------
            Raw materials              $  1,510,108            $  1,891,393
            Work-in-process                 673,485                 769,254
            Finished goods                  168,371                 202,264
                                        -----------             -----------
                                       $  2,351,964            $  2,862,911
                                        ===========             ===========

          DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION & SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)

4.       Property, Plant and Equipment
         -----------------------------

         Property, plant and equipment consist of the following:


                                             December 31,          June 30,
                                                1996                 1996
                                            --------------      --------------
Land                                        $      73,000       $      73,000
Buildings and improvements                        727,529             546,703
Machinery and equipment                        10,377,207           9,612,867
                                             ------------        ------------
                                               11,177,736          10,232,570
Less accumulated depreciation                  (5,483,675)         (4,763,266)
Net property, plant and equipment           $   5,694,061       $   5,469,304
                                             ============        ============

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


      Long Term Debt
         --------------

         Long term debt consists of the following:

                                                               December 31,              June 30,
                                                                   1996                    1996
                                                            -------------------     ------------------
Various mortgages and notes payable with
interest rates ranging from 7.63% to 1%
over prime.  Monthly  payments range from
$3,198 to $29,000 and expiration dates
range from 1997 to 2007.                                      $     612,208         $    2,601,190

Loan payable to bank in monthly  installments
of $30,000  plus  interest at the bank's base
rate (prime) plus 1/2%,  maturing  October 1998;
collateralized  by accounts  receivables,
inventory  and  equipment.  The  terms of the
agreement require, among other provisions, that
the Company comply with certain ratios and covenants.             1,800,000                      0
                                                               ------------          -------------
                                                                  2,412,208              2,601,190
Less current portion                                               (425,130)              (935,127)

                                                              $   1,987,078         $    1,666,063
                                                               ============          =============

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

Through December 1996, 90,000 shares of Series A Preferred Stock had been converted, pursuant to their original terms, into 858,310 shares of Common Stock at an average per share conversion price of $1.10. The terms of the Preferred Stock which provided for a lower conversion price than the quoted market price of the Common Stock at the time of conversion resulted in an aggregate difference of $250,000 related to all of shares which could have been converted through December, 1996. Such terms take into account a number of factors affecting value, including the ability to market a significant number of shares of the underlying common stock which were negotiated at the time of the issuance of the Preferred Stock. Due to a recent SEC Staff Announcement regarding the accounting for convertible debt and preferred stock with discounted conversion rates, the difference has now been accounted for as a Preferred Stock dividend. This difference was previously recorded at the carrying amount of the Preferred Stock converted. Although this change in accounting does not impact the Company's statements of operations or total stockholders' equity, it does adversely impact the Company's earnings per share calculation. Based upon the market price of the stock at the beginning of each respective period, an additional 157,500 and 95,000 shares were added to the weighted average shares of common stock, for the three month period and six month period, respectively.

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