Form 10QSB
period 1997-03-31
DIGITAL COMMUNICATIONS TECHNOLOGY CORP
filed 1997-05-14
CIK 743051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549


                                   FORM 10-QSB
(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to _______________

         Commission file number: 1-13088

                  DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
                 (Name of small business issuer in its charter)

            Delaware                                     65-0014636
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

                 16910 Dallas Parkway, Suite 100, Dallas, Texas  75248
                    (Address of principal executive offices;)

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

         The number of shares outstanding of the common stock of the registrant on April 30, 1997, the latest practicable date, was 7,315,022.



Transitional Small Business Disclosure Format (check one): Yes[ ] No[X]

                                TABLE OF CONTENTS


Item                                                              Numbered
Number                                                              Page

Part I

     1.  Financial Statements....................................     1

     2.  Management's Discussion and Analysis or
         Plan of Operation.......................................     7


Part II

     1.  Legal Proceedings.......................................     11

     2.  Changes in Securities...................................    N/A

     3.  Defaults Upon Senior Securities.........................    N/A

     4.  Submission of Matters to a Vote of Security
         Holders................................................     N/A

     5.  Other Information......................................     N/A

     6.  Exhibits and Reports on Form 8-K.......................      12

          DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                March 31,                     June 30,
                                                                                 1997                           1996
                                                                              (Unaudited)                     (Audited)
                                                                            ---------------                 -------------

           ASSETS


Current assets:
        Cash and cash equivalents                                           $     (225,305)                $      615,037
        Marketable securities                                                      887,087                      1,900,050
        Accounts receivable, net of  allowance for doubtful accounts
         $520,000 at March 31, 1997 and $414,000 at June 30, 1996                4,274,615                      3,719,265
        Inventories                                                              2,170,526                      2,862,911
        Prepaid expenses and other current assets                                  722,646                        614,210
                                                                            --------------                  -------------
             Total current assets                                                7,829,569                      9,711,473
                                                                            --------------                  -------------

Property, plant and equipment, net                                               5,450,309                      5,469,304
Other assets                                                                       399,174                         81,343
Loans receivable, related parties                                                  414,300                        413,369
                                                                            --------------                  -------------
                  Total assets                                                  14,093,352                 $   15,675,489
                                                                            ==============                  =============


         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Revolving line of credit                                                 2,897,495                  $   1,625,325
       Current portion, long-term debt                                          1,846,588                        935,127
       Accounts payable                                                           761,931                      3,032,236
       Accrued liabilities                                                        419,210                        362,520
                                                                            -------------                   ------------
             Total current liabilities                                          4,545,191                      5,955,208


Long-term debt, less current portion                                              529,810                      1,666,063
Deferred tax liability                                                            417,675                        157,216
Commitments and contingencies

Stockholders' Equity:
     Preferred stock, 10,000,000 shares of $.00001 par value per authorized;  Series A convertible preferred stock, 100,000 authorized and 0 and 100,000 shares issued and outstanding
      March 31, 1997 and June 30, 1996, respectively                                    0                             10
     Common stock, 25,000,000 shares of $.0002 par value per share authorized; 7,314,922 and 6,332,116 issued and 7,075,457
      6,125,162 shares outstanding as of March 31, 1997 and
      June 30, 1996, respectively                                                   1,463                          1,266
     Additional paid-in capital                                                 8,511,508                      8,479,318
     Retained earnings                                                            530,873                      1,030,152
     Investment in Millennia, Inc.                                            (1,084,983)                    (1,084,983)
     Net unrealized holding loss on investment securities                       (738,218)                      (528,761)
                                                                            -------------                   ------------
             Total stockholders' equity                                         7,220,643                      7,897,002
                                                                            -------------                   ------------

             Total liabilities and stockholders' equity                        14,093,352                  $  15,675,489
                                                                            =============                   ============



    The accompanying notes are an integral part of the financial statements

          DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                         For the three months ended              For the nine months ended
                                                                  March 31,                              March 31,
                                                                  ---------                              ---------
                                                            1997             1996                 1997              1996
                                                        -------------    -------------        -------------     -------------

Net sales                                             $    3,981,243   $    5,929,998       $   19,795,659    $   19,211,980
                                                        -------------    -------------        -------------     -------------
Costs and Expenses:
     Cost of goods sold                                    3,601,034        4,396,183           16,243,305        14,858,921
     Selling expenses                                        306,313          297,762              947,473           861,914
     General and administrative expenses                     615,816          523,126            1,803,528         1,367,597
     Depreciation and amortization                           379,477          315,792            1,108,458           921,412
                                                                                              -------------     -------------
                                                        -------------    -------------
          Total costs and expenses                         4,902,640        5,532,863           20,102,764        18,009,844
                                                        -------------                         -------------     -------------
                                                                         -------------
               Operating (loss) profit                     (921,397)          397,135            (307,105)         1,202,136
                                                        -------------    -------------        -------------     -------------

Other income (expense):
     Realized gains (losses) from investment
       transactions                                            7,454          311,069               99,536           367,989
     Interest and other (expense) income                     (5,393)           10,182              (5,393)            47,312
     Interest expense                                      (106,212)        (149,775)            (317,904)         (529,704)
                                                        -------------                         -------------     -------------
                                                                         -------------
                                                           (104,151)          171,476            (223,761)         (114,403)
                                                        -------------    -------------        -------------     -------------
           (Loss) income from continuing operations
             before (benefit) provision for income taxes (1,025,548)          568,611            (530,866)         1,087,733

(Benefit) provision for income taxes                       (226,053)          226,720             (33,311)           427,720
                                                        -------------    -------------        -------------     -------------

           (Loss) income from continuing operations        (799,495)          341,891            (497,555)           660,013


Discontinued operations:
     Gain (loss) from operations of
     discontinued operation                                    2,963            6,159              (1,722)           101,519

                                                        -------------    -------------        -------------     -------------

                    Net (loss) income                 $    (796,532)   $      348,050       $    (499,277)    $      761,532
                                                        =============    =============        =============     =============

Preferred dividends                                                0               0               250,000                 0
                                                        -------------    ------------         -------------     -------------

Net loss (income) attributable to common
   stockholders                                      $     (796,532)   $     348,050        $    (749,277)    $      761,532

                                                      ===============   =============        ==============    ==============

Weighted average shares of common stock
      outstanding                                          7,040,497        5,732,182            6,461,977         5,487,449
                                                       ==============   ==============       ==============    ==============

(Loss) earnings per share:

     Continuing operations                            $       (0.11)   $         0.06       $       (0.12)    $         0.12
     Discontinued operations                                    0.00             0.00                 0.00              0.02
                                                        -------------    -------------        -------------     -------------
           Net (loss) income                          $       (0.11)   $         0.06       $       (0.12)    $         0.14
                                                        =============    =============        =============     =============

     The accompanying notes are an integral part of the financial statements

          DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                 For the nine months ended
                                                                                         March 31,
                                                                                 1997                    1996
                                                                            ----------------        ----------------
Cash flows from operating activities:
     Net income                                                           $       (499,277)       $         761,532
                                                                            ----------------        ----------------
     Adjustments  to  reconcile  net  income  to  net  cash  used in  operating activities:
         Depreciation and amortization                                            1,108,458                 921,412
         Gain on sale of marketable securities                                     (99,536)               (367,989)
         Provision for bad debts                                                    105,833                 131,417
         Increase in accounts receivable                                          (661,183)             (1,469,536)
         Decrease in inventories                                                    692,385                 114,103
         (Increase) decrease in prepaid expenses and other                        (426,267)                 183,911
         Decrease in accounts payable                                           (2,270,305)             (1,007,680)
         Increase in accrued liabilities                                             56,690                 197,187
         Increase in deferred tax liability                                         260,456                       0
                                                                            ----------------        ----------------
              Net cash used in operating activities                             (1,732,746)               (535,643)
                                                                            ----------------        ----------------

Cash flows from investing activities:
     (Increase) decrease in loans receivable, related parties                         (931)                 142,158
     Change in marketable securities - available for sale                           903,042               2,612,005
     Increase in other assets and other liabilities                                       0                  11,723
     Capital expenditures                                                       (1,089,463)               (693,965)
                                                                            ----------------        ----------------
              Net cash (used in) provided by investing activities                 (187,352)               2,071,921
                                                                            ----------------        ----------------

Cash flows from financing activities:
     Net long-term repayments                                                     (224,792)               (541,973)
     Net short-term borrowings (repayments)                                       1,272,170               (840,000)
     Issuance of common stock                                                        32,378                  55,000
                                                                            ----------------         ---------------
              Net cash provided by (used in) financing activities                 1,079,756             (1,326,973)
                                                                            ----------------        ----------------

(Decrease) increase in cash and cash equivalents                                  (840,342)                 209,305
Cash and cash equivalents at beginning of period                                    615,037                 284,837
                                                                            ----------------        ----------------
Cash and cash equivalents at end of period                                $       (225,305)       $         494,142
                                                                            ================        ================

Supplemental disclosures of cash flow information:

Cash paid during the period for:
     Interest (non-capitalized)                                           $         286,006       $         544,129
                                                                            ================        ================
     Income taxes                                                         $               -       $         146,000
                                                                            ================        ================


     The accompanying notes are an integral part of the financial statements

          DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       Summary of Significant Accounting Policies
         ------------------------------------------

          The accompanying consolidated financial statements include the accounts of Digital Communications Technology Corporation and its wholly-owned subsidiaries, Tapes Unlimited, Inc. and DCT - Internet Corporation. The operations of Tapes Unlimited, Inc. which were formerly consolidated with the operations of the Company, have been segregated as discontinued operations. All significant intercompany transactions have been eliminated.

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

2.       Marketable Securities

          Marketable securities consist of equity securities with an aggregate cost, based on specific identification, of $1,625,314 as of March 31, 1997. The marketable securities portfolio contains unrealized losses of $738,227, resulting in a carrying value of $887,087 at March 31, 1997. The unrealized losses are reported as a separate component of stockholders' equity. All of the Company's securities are classified as available for sale securities.

3.       Inventory

          Inventories are valued at the lower of cost (weighted average) or market and consisted of the following:

                                               March 31,             June 30,
                                                 1997                  1996
                                           ----------------      ---------------

         Raw materials                   $        1,385,262     $     1,891,393
         Work-in-process                            609,801             769,254
         Finished goods                             175,463             202,264
                                           ----------------      ---------------
                                                  2,170,526           2,862,911
                                           ================      ===============

          DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION & SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)


4.       Property, Plant and Equipment
         -----------------------------

         Property, plant and equipment consist of the following:


                                             March 31,               June 30,
                                              1997                     1996
                                         ----------------        ---------------
         Land                                      73,000                 73,000
         Buildings and improvements               750,057                546,703
         Machinery and equipment               10,447,031              9,612,867
                                         ----------------        ---------------
                                               11,270,088             10,232,570
         Less acccumulated depreciation       (5,819,779)            (4,763,266)
                                         ----------------        ---------------
         Net property, plant
           and equipment                        5,450,309              5,469,304
                                         ================        ===============


5.       Revolving Lines of Credit
         -------------------------

          The Company has a revolving line of credit agreement for aggregate borrowings of up to $5,000,000. Interest is payable on all outstanding cash advances at the bank's base lending rate (closely related to the bank's prime interest rate) plus 1/2%. At March 31, $2,897,495 has been drawn upon the Company's line of credit with an interest rate of 9.0%. Any unpaid principal and accrued interest is due on demand, but no later than October 31, 1998. The line of credit is collateralized by accounts receivable, inventory and equipment. The terms of the agreement require, among other provisions, that the Company comply with requirements for maintaining certain cash flow and other financial ratios and restricts the payment of cash dividends. As of March 31, the Company failed to meet certain of these financial covenants, but is in negotiations with the bank to either cure any events of non-compliance or obtain a waiver of the covenants.

6.       Long Term Debt
         --------------

         Long term debt consists of the following:

                                              March 31,             June 30,
                                               1997                  1996
                                         ------------------    -----------------
         Various mortgages and notes
         payable with interest rates
         ranging from 7.63% to 1% over
         prime.  Monthly payments range
         from $3,198 to $29,000 and
         expiration dates range from 1997
         to 2007.                                  596,364             2,601,190

          DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION & SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)


6.       Long Term Debt, Continued:
         --------------------------

         Loan payable to bank in monthly installments plus
         interest at the bank's base rate (prime) plus 1/2%,
         maturing October 1998; collateralized by accounts
         receivables, inventory and equipment.  The terms
         of the agreement require, among other provisions,
         that the Company comply with certain
         ratios and covenants.
                                                       1,780,034              0
                                                    ------------     ----------
                                                       2,376,398      2,601,190
         Less current portion                        (1,846,588)      (935,127)
                                                    ------------     ----------
                                                   $     529,810    $ 1,666,063
                                                    ============     ==========

          Under the terms of certain of the above agreements, the Company is required to comply with certain ratios and covenants. As of March 31, the Company failed to meet certain of these financial covenants. As such, all amounts due under these agreements are classified as current liabilities until the next measurement date.


7.       Preferred Stock:
         ----------------

          On May 6, 1996 the Company sold 100,000 shares of Series A Convertible Preferred Stock ( Preferred Stock") in a private placement. The Preferred Stock is convertible into Common Stock at the discretion of the holder at the lesser of (i) 20% discount on the previous five day average closing bid at conversion, or (ii) previous five day average closing bid price at closing. The holder may convert up to 20% of the Preferred Stock every 30 days beginning June 15, 1996. The Preferred Stock is convertible for a term of three years, and accrues dividends at a rate of 7% per annum (dividends are rescinded if the shares are converted in the first year). The holders of the preferred shares do not have any voting rights.

          Through March 1997, all 100,000 shares of Series A Preferred Stock had been converted, pursuant to their original terms, into 968,430 shares of Common Stock at an average per share conversion price of $1.08. The terms of the Preferred Stock which provided for a lower conversion price than the quoted market price of the Common Stock at the time of conversion resulted in an aggregate difference of $250,000. Such terms take into account a number of factors affecting value, including the ability to market a significant number of shares of the underlying common stock which were negotiated at the time of the issuance of the Preferred Stock. Due to a recent SEC Staff Announcement regarding the accounting for convertible debt and preferred stock with discounted conversion rates, the difference has now been accounted for as a Preferred Stock dividend. This difference was previously recorded at the carrying amount of the Preferred Stock converted.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Overview

     Digital Communications Technology Corporation ("the Company") experienced a significant drop in net sales for the quarter, but was still above prior year levels for the nine month period ended March 31, 1997. Net sales for the three months ended March 31, 1997 decreased approximately 33%, while net sales for the nine month period ended March 31, 1997 increased approximately 3% in comparison to the respective periods of the prior year. The large operating loss for the quarter also produced an operating loss for the nine months ended March 31, 1997. Increases in cost of goods sold and general and administrative expenses contributed to the operating losses.

Liquidity

     The Company utilized approximately $1,733,000 and $536,000 in cash from operating activities for the nine months ended March 31, 1997 and 1996, respectively. The Company's operating cash position is due primarily to the large decrease in accounts payable and an increase in accounts receivable which was partially offset by a decrease in the level of inventory.

     Accounts payable decreased approximately $2,270,000 for the nine months ended March 31, 1997 as compared to a decrease of approximately $1,001,000 for the same period ended March 31, 1996. The decrease in accounts payable in the current period is due primarily to the decline in raw material purchases which is a result of the declining sales volume.

     Accounts receivable increased approximately $661,000 from the balance at June 30, 1996, while the Company's accounts receivable collection period (measuring how quickly, on average, the Company collects its accounts receivable) increased from approximately 61 days at June 30, 1996 to approximately 65 days at March 31, 1997. The slight increase in the collection period can be attributed to slower payments from some of the Company's customers. However, the collection period for the nine months represents a dramatic improvement from the 85 day period for the six month period ended December 31, 1996. Management will continue to focus on this area to improve credit and collections efforts, although there can be no assurances that these efforts will be successful.

     Overall inventory levels declined by $692,000 from June 30, 1996 to March 31, 1997. The reduction is primarily due to the decrease in sales volume that has slowed the level of raw material purchases. Management has been successful in its efforts to ensure that the least amount of operating cash is invested in inventory by insisting that shipments of raw materials are made on a just-in-time basis. Inventory levels, particularly in the work-in-process and finished goods categories, will fluctuate somewhat depending on the size and number of video tape duplicating orders processed at any given time. Typically, the Company does not stock significant quantities of finished products, shipping orders immediately upon completion.

     Approximately $187,000 in net cash was used in investing activities for the nine month period ended March 31, 1997 as compared to approximately $2,072,000 in cash provided by investing activities for the corresponding period of the prior year. The primary reason for this change in position is the increase in capital expenditures in the current period (see Capital Resources below).

     The Company utilized its line of credit to provide approximately $1,080,000 for working capital needs during the nine months ended March 31, 1997 and repaid approximately $225,000 in long-term debt. Management intends to selectively utilize its line of credit to fund working capital requirements when needed.

     During the nine month period ended March 31, 1997, the Company's cash needs were met primarily through operations and draws on the Company's line of credit. Long-term liquidity needs are anticipated to be met through sales growth and separate financing arrangements. Management anticipates that it will continue to meet most obligations as they come due, and no vendor/supplier problems are expected.

Capital Resources

     The Company invested approximately $1,089,000 in equipment and leasehold improvements for the nine month period ended March 31, 1997. These larger capital outlays related primarily to expenditures for duplication, loading, packaging, and leasehold improvements at both the Company's Indianapolis and Ft. Lauderdale facilities. The Company recently announced the expansion and relocation of the entire Indianapolis facility into a new 172,000 square foot building. The Indianapolis plant is scheduled to open in June with an increased capacity of approximately 20%. The new facility layout is designed to optimize process flow, to reduce product handling and to minimize the total cycle time of productions from order entry to delivery. In addition, the Company intends to make capital expenditures in excess of $2,000,000 in the coming fiscal year and intends to finance these expenditures through operations and through separate financing arrangements. There can be no assurances , however, that the Company will actually incur these budgeted expenditures.

Results of Operations

     Overall growth in the Company's target markets led to continued sales growth of approximately 3% in the current fiscal year to date. Net sales of $19,796,000 for the nine month period ended March 31, 1997 were the highest in the Company's history, compared with $19,212,000 for the same period last year. However, net sales for the three months ended March 31, 1997 decreased sharply by approximately 33% to $3,981,000, down from $5,930,000, the highest ever sales for the quarter in the same period ended March 31, 1996. The significant sales decrease in the quarter ended March 31, 1997 can be attributed to an industry wide decline in the quarter that is the result of a severe retail backlog caused by the closure of many stores in several large retail chains. Product from these chain stores went back into the market, providing other chains with the opportunity to buy distressed merchandise at significantly reduced cost, and thus slowing further the third fiscal quarter sales which are traditionally very slow. At the same time, other chains achieved sharp, margin-driven reductions in inventory levels by reducing in store quantities and by returning significant amounts of unsold product to their vendors, our customers. In addition, releases of theatrical product into video outlets lacked any real hits to draw people into retail, and generally mild winter weather across the country reduced rental and sell-through activity. It is important to note that the decline in sales volume is not attributable to a loss of any major accounts to competitors, nor have any of the Company's key customers gone out of business. The industry consensus is that the first few months of 1997 have been significantly slower than expected.

     Operating profit also fell sharply, declining from a profit of approximately $397,000 (6.7% of net sales) to a loss of approximately $921,000 (-23.1% of net sales) for the three months ended March 31, 1996 and 1997, respectively. A lesser decline was experienced for the nine months ended March 31, 1997 as operating profit for this period declined from a profit of approximately $1,202,000 (6.3% of net sales) in the previous year to a loss of $307,000 (-1.6% of net sales). Approximately $98,000 of the total operating loss (31.9%) for the nine months ended March 31, 1997 is attributable to losses from one of the Company's subsidiaries, DCT-Internet Corporation ( DCTI"). DCTI has experienced start up losses in its first year of operation as sales have not yet covered its operating expenses. The Company fully anticipates that DCTI's sales will continue to increase and that DCTI will provide operating profit for the Company by the end of the calendar year. There can be no assurances, however, that actual results will meet these projections. The remaining decline for the Company is due to increases in cost of goods sold as a percentage of sales and general and administrative expenses.

     Cost of goods sold, as a percentage of sales, increased to 82% for the nine months ended March 31, 1997 as compared to 77% for the nine months ended March 31, 1996. The increased cost of goods sold is directly attributable to increased usage of temporary labor and the cost of offloading excess production volumes to other duplicators during the first and second fiscal quarters. Use of these outside sources was unavoidable in order to complete customer orders that exceeded existing capacity at both facilities. The lack of sufficient capacity was due to severely limited space in the current buildings and unexpected delays in the installation of new equipment. Management has already taken the steps necessary to provide for the increase in sales volume by providing for new duplication and packaging equipment. In addition, due to the fixed nature of several direct overhead components, particularly depreciation, the cost of goods sold percentage will increase in periods where sales severely decline - such as the third quarter of fiscal 1997. Management recognizes that cost containment through efficiency gains and productivity improvements is essential to the Company's continued profitable growth and will continue to implement actions to improve the Company's performance in this area. There can be no assurances, however, that any such actions will be successful.

     Selling expenses as a percentage of net sales increased slightly from 4.5% to 4.8% for the nine months ended March 31, 1996 and 1997, respectively. The increase is due to sales commissions paid.

     General and administrative expenses increased for the nine months ended March 31, 1997 to approximately $1,804,000 (9.1% of net sales) as compared to approximately $1,368,000 (7.1%) for the corresponding period of the prior year. The increase in the percentage of general and administrative expenses to net sales is attributable to salary increases and additional legal fees incurred in connection with the shareholder derivative lawsuit. See discussion of this matter in the Company's Form 10-KSB.

     The Company realized income from securities transactions of approximately $99,000 for the nine months ended March 31, 1997 as compared to approximately $368,000 for the corresponding period of the prior year. The gains were from investment transactions associated with the Company's marketable securities portfolio. The Company invests funds in equity securities, mainly listed on the New York and American Stock Exchanges, and by policy, limits the amount of exposure in any one equity investment. Such investments are continually monitored to reduce the risk of any adverse stock market volatility. Cash not invested in securities is placed on account with brokerage firms, which is swept daily into a federally insured money market account, or placed on account with a federally insured national bank.

     Interest expense decreased sharply from approximately $530,000 to $318,000 for the nine months ended March 31, 1996 and 1997, respectively and from approximately $150,000 to $106,000 for the three months ended March 31, 1996 and 1997, respectively. This decrease is due to reduced borrowings on the Company's line of credit and the lack of interest expense related to any borrowings from the Company's marketable securities portfolio.

     During June 1995, the Company's management decided to discontinue the operations of Tapes Unlimited, Inc. (TU). Management believed that the cost of maintaining the TU subsidiary outweighed the benefits provided to the Company. The effect on net income of the operations of TU is segregated on the face of the income statement as discontinued operations, and totaled approximately $95,000 net of income taxes, for the six months ended December 31, 1995. Although all operations at TU have ceased, certain collection efforts are still conducted by the Company on behalf of TU. These efforts, along with debt forgiveness resulting from settlements with TU creditors, resulted in recoveries which is reflected, net of related expenses, in the income from discontinued operations for the nine months ended March 31, 1996. Such efforts are still ongoing, but did not produce significant recoveries for the nine months ended March 31, 1997.

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

                                     PART II

Item 1.  Legal Proceedings

     In February 1996, Convention Tapes International, Inc., a Florida corporation, filed a civil action in the Circuit Court of the 11th Judicial Circuit for Dade County, Florida, against Tapes Unlimited, Inc. and MagneTech Corporation for damages "in excess of $50,000" allegedly resulting from breach of contract and warranty, and fraudulent inducement and/or negligent misrepresentation on the part of Tapes Unlimited. MagneTech Corporation is the previous name of the Company, and Tapes Unlimited was an Orlando, Florida subsidiary of the Company from March 1994 until Tapes Unlimited was dissolved in October 1995. Tapes Unlimited ceased operations in June 1995. MagneTech Corporation is a named defendant against whom plaintiff asserts vicarious or successor liability for its alleged damages, claiming that Tapes Unlimited was the "alter ego" or "mere instrumentality" of MagneTech.

     Upon motion of the defendants, in July 1996 the civil action was transferred to the Circuit Court in Orange County, Florida, Case No. CI96-5851.

     As best the Company has been able to determine, in February 1995 Tapes Unlimited duplicated certain videotapes for plaintiff from videotape masters provided by plaintiff. Plaintiff alleges that the duplicates delivered by Tapes Unlimited contained, in part, extraneous material which caused plaintiff to lose the business of a certain account, as well as the prospective business of other, unspecified persons. The plaintiff has since ceased doing business.

     The Company currently has pending a motion to dismiss the matter and, therefore, has not filed a substantive response to plaintiff's complaint. Minimal discovery and some settlement discussions occurred in summer of 1996. Until the court rules on the Company's motion to dismiss, it is uncertain whether the Company must even defend the action. Even assuming that the motion to dismiss is denied, the validity or depth of the claim is unknown to the Company. Similarly, the probability of judgment, if any, and the potential range of monetary award thereon, cannot be evaluated until substantive, formal discovery is undertaken. Meanwhile, the Company intends to vigorously defend this matter, procedurally and substantively.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     10.1     Lease agreement with Duke Realty, Inc.*

* Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Registration Statement on Form SB-2, Registration No. 333-26509, filed May 5, 1997.

(b)  Reports on Form 8-K

     The Company filed a current report on Form 8-K with the Commission on March 31, 1997 announcing the plan to issue Class A and Class B Warrants as a dividend to shareholders of record as of April 30, 1997.

     The Company filed a current report on Form 8-K with the Commission on April 2, 1997 announcing the relocation and expansion of its Indianapolis plant operations.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION


By:  /s/ Douglas L. Miller                                   Date:  May 14, 1997
     ---------------------------------------------
     Douglas L. Miller, Vice-President and
     Chief Financial Officer