Form 10KSB
period 1997-06-30
DIGITAL COMMUNICATIONS TECHNOLOGY CORP
filed 1997-09-29
CIK 743051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB


(Mark one)
 [XX] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee required)

                     For the fiscal year ended June 30, 1997

           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
                   ACT OF 1934 For the transition period from
                         ______________ to _____________


                        Commission File Number: 1-13088

                  DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
        (Exact name of small business issuer as specified in its charter)


        Delaware                                            65-0014636
  (State of incorporation)                             (IRS Employer ID Number)
                16910 Dallas Parkway, Suite 100, Dallas, TX 75248
                    (Address of principal executive offices)

                                 (972) 248-1922
                           (Issuer's telephone number)

Securities  registered  under  Section  12(b) of the  Exchange Act:

Title of each class:                 Name of each exchange on which  registered:
Common Stock                         American  Stock Exchange

   Securities registered pursuant to Section 12 (g) of the Exchange Act: None


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant=s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State issuer's revenues for its most recent year.   $22,553,457

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:
     As of September 25, 1997:  $2,057,329  based upon 4,114,658 shares at $0.50 per share closing market price

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: September 25, 1997: 7,451,386

     Transitional Small Business Disclosure Format (check one): YES NO X

                                TABLE OF CONTENTS


Item Number
Part I
                                                                      Page
                                                                      ----
1.   Description of Business                                            3

2.   Description of Property                                            5

3.   Legal Proceedings                                                  5

4.   Submission of Matters to a Vote of Security Holders                7

Part II

5.   Market for the Company's Common Stock
         and Related Stockholder Matters                                7

6.   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      9

7.   Index to Financial Statements                                     18

8.   Changes In and Disagreements with Accountants on
         Accounting and Financial Disclosure                           18

Part III

9.   Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act             19
10.  Executive Compensation                                            21

11.  Security Ownership of Certain Beneficial Owners and Management    23

12.  Certain Relationships and Related Transactions                    25

13.  Exhibits and Reports on Form 8-K                                  25

Signatures                                                             26

                  Caution Regarding Forward-Looking Information

This annual report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.


ITEM 1 - DESCRIPTION OF BUSINESS

Digital Communications Technology Corporation (DCT or Company) is an integrated communications company, primarily engaged in large quantity duplication of prerecorded videocassettes for customers in the entertainment and a wide range of other industries. The Company also provides mobile satellite uplink services of breaking news stories and of entertainment, sporting and other events for major television networks and news gathering organizations in the United States and internationally. DCT's newest subsidiary, DCT-Internet Corporation, provides professional website design, maintenance and hosting for corporate clients worldwide.

DCT, a Delaware corporation, was incorporated on November 12, 1987 under the name MagneTech Corporation as a wholly-owned subsidiary of S.O.I. Industries, Inc. (now Millennia, Inc.). The Company's shareholders changed the name to Digital Communications Technology Corporation on April 29, 1994. DCT's Common Stock has traded on the American Stock Exchange since May 23, 1994. As of June 30, 1997, Millennia, Inc. owned approximately 13% of the Company's issued and outstanding Common Stock. The address of the Company's principal executive office is 16910 Dallas Parkway, Suite 100, Dallas, Texas 75248 and its telephone number is (972) 248-1922.

Products

The Company is an integrated video communications company which offers video tape duplication and satellite communications services. The video tape duplication market is defined by (i) the use or application of the product and
(ii) the method by which the product is distributed.

 Once solely confined to entertainment uses, video tapes are finding a broader range of uses as communication devices. These uses include direct marketing, product instruction, education and employee/stockholder communications.

Method of distribution further defines the home video business as one market. While the video rental business buys tapes from duplicators. ASell-through," the business of selling, rather than or in addition to renting videos, is another market. Sell-through is generally used for products expected to be used more than once. Many of the tape uses noted above are distributed via sell-through. Further definition of markets by distribution are as follows:

     "Catalog" which refers to special interest programming of which expected low volumes cannot support more costly methods of distribution.

     AAdvertising and Direct Mail" in which tapes are used as sales tools, similar to written materials.

     "Direct Response" in which tapes are used for instruction or motivation in the use of equipment. Exercise equipment is a well-known example.

     "Corporate" in which tapes are used for employee communication, sales training, and other functional purposes.

The Company offers its reproduction services to entertainment companies and a wide range of industrial customers, including advertising agencies, direct selling organizations and educational groups throughout the United States, Canada and Latin America.

The Company's satellite operation consists of one mobile KU band unit which is capable of transmitting live or pre-recorded programming from any location to commercial satellites. The Company's satellite customers include local, national and international broadcast network and/or cable television outlets, with signal origination points located principally in the Southeastern United States.

Customers

During the year ended June 30, 1997, two customers, Madacy Entertainment Group and National Syndications, accounted for approximately 36% of the Company=s sales. During the year ended June 30, 1996, one customer, Madacy Entertainment Group, accounted for approximately 17.6% of the Company=s sale.

Raw Materials and Manufacturing

The Company purchases bulk quantities of videotape ( pancake") and empty video cassettes ( shells") for its reproduction business from several manufacturers at market prices in the United States and the Pacific Rim. The videotape and video cassettes are readily available on the open market. The majority of the
Company's video duplication equipment is manufactured by several major manufacturers in Japan and purchased from domestic distributors. The equipment utilized in the Company's satellite broadcasting business includes one KU band broadcasting truck, cameras, generators, telephonic equipment and transmitters.

The  Company   purchases  its   materials  and  equipment   from  several  major
manufacturers and believes that the loss of any of its suppliers or manufacturers would not have an adverse material effect on the Company's business, financial condition and results of operations.

Properties

During 1997 and 1996, the Company had two videotape duplication facilities located in Ft. Lauderdale, Florida and Indianapolis, Indiana. The Ft. Lauderdale facility was composed of two adjacent buildings and covered a total of approximately 22,000 square feet. This facility was a real-time duplication facility with the capacity to duplicate an average of approximately 15,000 videos per day. The Indianapolis facility covers approximately 172,000 square feet and is a new, automated, state of the art, high-speed duplication facility with the capacity to duplicate 120,000 videos per day. The layout of the Indianapolis facility is designed to optimize process flow, to reduce product handling and to minimize the total cycle time of productions from order entry to delivery.

In September 1997, as reported on Form 8-K, the Company announced the closing and related sale of its Ft. Lauderdale production facility.

Competition

The Company's industry is highly competitive. There are other commercial video duplicating and satellite broadcasting companies which compete with the Company and have greater financial resources and sales volume than the Company. The Company depends upon its ability to provide quality services at competitive prices to its customers in order to be competitive.

Employees

As of June 30, 1997, the Company had a total of approximately 80 employees. None of the employees are represented by a labor union, and the Company believes that it has good relations with its employees.

On May 20, 1997, the Board of Directors removed Hugh C. Coppen as President and Chief Executive Officer, positions he had held since May 1996. Mr. Coppen also resigned as a director effective May 20, 1997. The causes precipitating Mr. Coppen's removal were the poor results of operations for the quarter ended March 31, 1997, Mr. Coppen's failure to report such results to the Board in a timely manner and his failure to take prompt action to reduce costs in proportion to the reduced revenues experienced. Mr. Coppen was immediately replaced by Clifford E. Patton, an experienced manufacturing executive who had been employed by the Company for four months as a consultant.


ITEM 2 - DESCRIPTION OF PROPERTY

Set forth below is certain information with respect to the Company's principal properties. The Company believes that all of these properties are adequately insured, in good condition and suitable for the uses described below.

                                                           Approximate Sum       Owned/         Lease Expiration
       Location                    Primary Use              (Square Feet)        Leased               Date
       --------                    -----------             ---------------       ------         ----------------

Indianapolis, Indiana        Duplication & Warehouse          172,000            Leased            May 2007
Ft. Lauderdale, Florida      Warehouse                         12,000            Owned (1)
Ft. Lauderdale, Florida      Duplication & Office              10,000            Leased            August 2000


(1) The Company purchased this facility on March 31, 1992 for a purchase price of $398,000. On June 27, 1997, the Company entered into an agreement to sell this facility for $525,000, and the sale closed during September 1997.


ITEM 3 - LEGAL PROCEEDINGS

The Company may from time to time be party to various legal actions arising during the ordinary course of its business. In addition, the Company is currently involved in the following litigation:

           On March 4, 1996, Richard Abrons, allegedly on behalf of the Company, and Adrian Jacoby, allegedly on behalf of an affiliate company, Millennia, Inc., formerly known as S.O.I. Industries, Inc. ("Millennia"), brought a purported shareholder derivative lawsuit against the Company's board of directors - Kevin B. Halter, Kevin B. Halter, Jr., Gary C. Evans and James Smith - as well as Halter Capital Corporation and Securities Transfer Corporation. In addition, the Company and Millennia have been joined as "nominal defendants." In the lawsuit, the plaintiffs have alleged breaches of fiduciary duty, fraud, and violations of state securities laws. The plaintiffs seek unspecified actual and exemplary damages, a constructive trust against the assets of the defendants and an accounting of the affairs of the defendants with respect to their dealings with the Company and Millennia. In addition, the plaintiffs have requested a temporary injunction and the appointment of a receiver for the Company and Millennia.

           In 1995, Halter Capital Corporation ("HCC"), in which Kevin B. Halter and Kevin B. Halter, Jr. (the "Halters") are principals, negotiated the satisfaction of $1,217,000 in debt owed to creditors by Millennia's subsidiary, American Quality Manufacturing Corporation ("AQM," since sold). The Halters are also officers and directors of Millennia. HCC satisfied these debts by transferring, in the aggregate, 1,659,000 shares of Millennia common stock it owned to the creditors. To repay HCC for the AQM indebtedness HCC paid, Millennia transferred to HCC 1,622,000 shares of DCT Common Stock it held as an investment. With the payment of DCT Common Stock to HCC and the salaries or other compensation received from Millennia by the Halters, Mr. Evans and Mr. Smith, plaintiffs assert that each breached their duties of loyalty, usurped corporate opportunities and committed gross mismanagement by wrongfully using Millennia and DCT as instruments for their own and HCC's pecuniary gain to the detriment of Millennia, DCT and their shareholders. If any damages are ultimately awarded to the plaintiffs, those damages will be on behalf of, and for the benefit of, the Company and all of its shareholders. If they are successful, the plaintiffs may recover certain attorney's fees and costs. This case is entitled Richard Abrons et al v. Kevin B. Halter et al, Cause No. 96-02169-G, in the 134th Judicial District, Dallas County, Texas. Even though the Company is a nominal defendant in the lawsuit, the Plaintiffs have not sought to recover any damages against the Company. In this type of lawsuit, the Company is joined as a procedural matter to make it a party to the lawsuit.

           All of the defendants have answered and denied the allegations contained in the plaintiffs' Petition. A certain amount of discovery has been conducted by both plaintiffs and defendants. All of the defendants deny all of the material allegations and claims in the Petition, dispute the plaintiffs' contention that it is a proper shareholder derivative action, deny that the plaintiffs have the right to pursue this lawsuit on behalf of the Company and Millennia and are vigorously defending the lawsuit. In addition, the defendants have filed counterclaims against the plaintiffs and third party actions against Blake Beckham, Attorney at Law, Beckham & Thomas, L.L.P., Sanford Whitman, the former CFO of the Company and Jack D. Brown Jr., the former President of the Company, seeking damages in excess of $50 million. In its counterclaim, the defendants have asserted that the filing of this lawsuit and the temporary restraining order the plaintiffs caused to be issued in the case resulted in damages to the Company. However, the Company does not believe that the lawsuit will have any further material impact on the operations or financial condition of the Company. Discovery is continuing and the matter has not been set for trial.

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

           As best the Company  has been able to  determine,  in  February  1995
           Tapes Unlimited duplicated certain videotapes for plaintiff from videotape masters provided by plaintiff. Plaintiff alleges that the duplicates delivered by Tapes Unlimited contained, in part, extraneous and pornographic material which caused plaintiff to lose the business of a certain account, as well as the prospective business of other, unspecified persons. The plaintiff has since ceased doing business.

           While this matter has been pending over one year, the litigation is still in its early stages. Plaintiff=s counsel has just advised that he intends to amend the Complaint to add Halter Capital Corporation and Kevin Halter, Sr. as party defendants. Two depositions have been taken and preliminary documents have been exchanged. Due to the early stages of discovery, no evaluation of the likelihood of an unfavorable outcome can be made. Management intends, however, to vigorously contest any liability to Convention Tapes International, Inc.

The Company does not believe that it is currently involved in any additional pending actions that will have a material adverse effect on its business, financial condition and results of operations.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock

The authorized capital stock of the Company includes 25,000,000 shares of Common Stock, $.0002 par value, all of the same class. The following is a summary of the material terms of the Common Stock and is qualified in all respects by reference to the Delaware General Corporation Law and to the Company's Certificate of Incorporation, and Certificates of Amendments thereto, which have previously been filed with the US Securities and Exchange Commission.

On June 30, 1997, the closing price of the Common Stock was $0.69 per share. As of June 30, 1997, 7,315,022 shares of Common Stock were outstanding, held of record by 571 shareholders. DCT believes that approximately 1,885 additional holders of Common Stock are represented in Common Stock certificates held in "street names" in brokerage accounts. The holders of the Common Stock are entitled to receive dividends when and as declared by the Board of Directors out of any funds lawfully available therefor. Holders of Common Stock are entitled to one vote per share on all matters on which the holders of Common Stock are entitled to vote and such voting rights are non-cumulative. There are no preemptive rights associated with any of the shares of Common Stock. In the event of liquidation, dissolution or winding up of the Company, holders of Common Stock are entitled to share equally and ratably in the assets of the Company, if any, remaining after the payment of all debts and liabilities of the Company. All of the outstanding shares of Common Stock are fully paid and nonassessable.

The Common Stock has been listed on the American Stock Exchange (AMEX) since May 23, 1994 under the symbol DCT. The following table sets forth the high and low sales prices of the Common Stock on the AMEX for the periods indicated.



                                                        High             Low
                                                       -----             -----
Fiscal 1996                First Quarter                $1.79            $1.25
-----------
                           Second Quarter               $1.56            $1.00
                           Third Quarter                $4.38            $1.06
                           Fourth Quarter               $3.94            $1.81

Fiscal 1997                First Quarter                $2.63            $1.25
-----------
                           Second Quarter               $1.56            $1.13
                           Third Quarter                $1.50            $0.94
                           Fourth Quarter               $1.13            $0.56



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

Stock Options for Common Stock

The Company has outstanding approximately 271,625 stock options under its 1990 Employees' Stock Option Plan. Each outstanding stock option entitles the holder to purchase one share of Common Stock at exercise prices ranging from $1.00 to $3.44. All of these outstanding stock options are presently exercisable for a period of five years from the date of issuance, and all will expire by their terms on January 12, 2001 or before. 9,370 options remain reserved for future issuance under the 1990 Employee Stock Option Plan.

On April 2, 1996, the Company entered into agreements with three management employees whereby the Company would issue to such employees a number of incentive stock options based upon the Company's income before taxes for the year ended June 30, 1997. Two of the employees, Hugh C. Coppen and Robert A. Byrne, Jr., have left the Company and will receive no incentive stock options under their agreements with the Company. Under the agreement with Jim Weinberg, he will receive 50,000 incentive stock options which will vest as of June 30, 1997 and be exercisable for a period of five years. Each of these incentive stock options will entitle Mr. Weinberg to purchase one share of Common Stock at an exercise price of $2.00.

All shares of Common Stock issued pursuant to exercise of stock options under the Company's 1990 Employee Stock Option Plan and under the three agreements with management employees are not registered securities under the Securities Act, and the Company has no present intention of registering such securities under the Securities Act, making the sale of such Common Stock subject to strictures imposed by Rule 144 under the Securities Act.

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of Preferred Stock, $.00001 par value. The following is a summary of the material terms of the Preferred Stock and is qualified in all respects by reference to the Delaware General Corporation Law and to the Company's Certificate of Incorporation, and Certificates of Amendments and Certificate of Designations thereto, which have been filed with the Commission and are incorporated by reference into the Registration Statement of which this Prospectus is a part.

Preferred Stock may be issued by the Company with such designations, rights and preferences as may be determined from time to time. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of Common Stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.

On May 6, 1996, the Company issued and sold 100,000 shares of Series A Convertible Preferred Stock in a private placement. The holder of the shares of Series A Preferred Stock, pursuant to the designated terms for such stock, has converted all shares of the series into 968,430 shares of Common Stock at an average per share conversion price of $1.08. The terms of the Preferred Stock, which provided for a lower conversion price than the quoted market price of the Common Stock at the time of conversion, resulted in an aggregate difference of approximately $250,000. Such terms took into account a number of factors affecting value, including the ability to market a significant number of shares of the underlying common stock which were negotiated at the time of the issuance of the Preferred Stock.

No shares of Preferred Stock are currently outstanding, and the Company has no present intention to issue any shares of its Preferred Stock.

Transfer Agent and Registrar

The Transfer Agent and Registrar for the Common Stock is Securities Transfer Corporation, located in Dallas, Texas.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

Results of Operations

Fiscal Year ended June 30, 1997

Overview

Digital Communications Technology Corporation ("the Company") experienced an approximate drop in net sales for the year ended June 30, 1997 of approximately $2.25 million or 9.1% from the prior year ended June 30, 1996. The operating loss for the year was approximately $3.1 million. The decrease in net sales and increases in general and administrative expenses were the principal contributors to the operating loss.

Liquidity

The Company generated approximately $242,000 and $2,280,000 in cash from operating activities during the years ended June 30, 1997 and 1996, respectively. The Company's operating cash position is due primarily to decreases in the level of inventories.

Accounts payable increased approximately $462,000 for the year ended June 30, 1997 as compared to a decrease of approximately $866,500 for the same period ended June 30, 1996. The increase in accounts payable in the current period is due primarily to cash management practices related to lower net sales and increased operating expenses related to the relocation and expansion of the Indianapolis facility.

Accounts receivable increased approximately $86,000 from the balance at June 30, 1996. Management will continue to monitor this area to improve credit and collections efforts, although there can be no assurances that these efforts will be successful.

Overall inventory levels declined by $1,184,000 from June 30, 1996 to June 30, 1997. The reduction is primarily due to the decrease in sales volume that has slowed the level of raw material purchases. Management has been successful in its efforts to ensure that the least amount of operating cash is invested in inventory by insisting that shipments of raw materials are made on a just-in-time basis. Inventory levels, particularly in the work-in-process and finished goods categories, will fluctuate somewhat depending on the size and number of video tape duplicating orders processed at any given time. Typically, the Company does not stock significant quantities of finished products, shipping orders immediately upon completion.

Approximately $1,168,000 in net cash was used in investing activities during the year ended June 30, 1997 as compared to approximately $34,000 in cash being provided by investing activities during the prior year. The primary reason for this significant change in position is the increase in capital expenditures during Fiscal 1997 and realized losses experienced from the sale of marketable securities.

The Company utilized its line of credit to provide approximately $677,000 for working capital needs during the year ended June 30, 1997 and repaid approximately $527,000 in long-term debt. Management intends to selectively utilize its line of credit, as available, to fund future working capital requirements when needed.

During the year ended June 30, 1997, the Company's cash needs were met primarily through existing cash reserves, cash provided by operations and net advances on the Company's line of credit. This line of credit facility allows the Company to borrow funds up to a certain collateral base, not to exceed $5,000,000. The collateral base is comprised of a fixed percentage of eligible accounts receivable and inventory, as defined in the credit agreement. On August 21, 1997, the Company=s lending institution notified the Company that the lending institution intends, 120 days subsequent to the notice, to stop making further advances on the line of credit and accelerate the maturity of the debt then owed. As a result of this action, the Company has determined that it is in the best interest of the Company to obtain a substitute lending institution and is currently in ongoing negotiations to secure replacement financing.

The Company anticipates that it will be able to replace its line of credit in a manner satisfactory to both a new lending institution and to the Company. Accordingly, the Company intends to continue the utilization of a line of credit to fund working capital needs in future periods. Long term capital requirements are anticipated to be met through separate financing/leasing arrangements as necessary. However, should the Company experience a cash shortfall in the future, proceeds from the liquidation of Company's marketable securities portfolio can be utilized.

In addition, the Company has additional debt with bank in the form of two term loans. The first is a $1,800,000 term loan that is amortized over five years and a $1,950,000 capital expenditure line of credit that is also amortized over five years. Only $200,000 was drawn upon the capital expenditure line of credit as of June 30, 1997. Both of these facilities are collateralized by equipment.

All facilities with the bank contain certain financial performance covenants including tangible net worth and tangible leverage and fixed charge coverage ratios. As of June 30, 1997, the Company failed to meet the covenant requirements for the tangible net worth, the fixed charge coverage ratios and the limitation on unrealized losses on marketable securities. There can be no assurances that the Company will be able to meet future financial performance covenants or that this credit facility could be replaced with another. The Company is currently reporting the financial performance covenants on a monthly basis. Additionally, the Company is seeking a substitute lending institution to replace its existing bank financing package.

The cash overdraft balance at June 30, 1997 is the result of a controlled disbursement account that was initiated as a component of the current bank financing relationship with Bank One. This type of account will always have a negative book balance and a zero or slightly positive bank balance as this primary disbursement account is not funded until the day the respective disbursement checks are presented to the bank.

Capital Resources

The Company invested approximately $2,349,000 in equipment and leasehold improvements during the year ended June 30, 1997. These capital outlays related primarily to expenditures for duplication, loading, packaging, and leasehold improvements at both the Company's Indianapolis and Ft. Lauderdale facilities. The equipment additions in the Ft. Lauderdale facility will be relocated to the Indianapolis facility as a result of the September 1997 closing of the Ft. Lauderdale facility. The Company relocated and expanded the entire Indianapolis facility into a new 172,000 square foot building during 1997. The Indianapolis plant opened in June 1997 with an increased capacity of approximately 20%. The new facility layout is designed to optimize process flow, to reduce product handling and to minimize the total cycle time of productions from order entry to delivery. In addition, the Company has budgeted approximately $2.0 million for future capital expenditures to continue upgrading, updating and expansion of its videotape duplication facilities, as necessary, in order to continue to meet the quality, production and delivery requirements of the Company=s new and existing customers. Any such expenditures, if necessary, would be financed through operations and separate financing/leasing arrangements. There can be no assurances, however, that the Company will actually incur these budgeted expenditures.

Results of Operations

Net sales of $22.5 million for the year ended June 30, 1997 as compared with $24.8 for the previous year. Fiscal 1996 generated the highest sales volume in the Company=s history. Additionally, net sales for the three months ended June 30, 1997 (the Company's fourth operating quarter) decreased sharply by approximately 50.7% to $2,757,000, down from approximately $5,595,000, the highest ever sales for the quarter in the same period ended June 30, 1996. The significant sales decrease during the six months ended June 30, 1997 can be attributed to an industry wide decline in the six months that is the result of a severe retail backlog caused by the closure of many stores in several large retail chains. Product from these chain stores went back into the market, providing other chains with the opportunity to buy distressed merchandise at significantly reduced cost, and thus slowing further the third and fourth fiscal quarter sales which are traditionally very slow. At the same time, other chains achieved sharp, margin-driven reductions in inventory levels by reducing in store quantities and by returning significant amounts of unsold product to their vendors, which are the Company=s customers. In addition, releases of theatrical product into video outlets lacked any real hits to draw people into retail, and generally mild winter weather across the country reduced rental and sell-through activity. It is important to note that the decline in sales volume is not attributable to a loss of any major accounts to competitors, nor have any of the Company's key customers gone out of business. The industry consensus is that the overall industry sales activity during the first half of Calendar 1997 was significantly slower than expected.

Operating profit also fell sharply, declining from a profit of approximately $428,000 (1.7% of net sales) to a loss of approximately $3,085,000 (-13.7% of net sales) for the years ended June 30, 1996 and 1997, respectively. The decline in operating profit for the year is principally due to the decline in net sales, increases in cost of goods sold as a percentage of sales and general and administrative expenses.

Cost of goods sold, as a percentage of sales, increased to 85.4% for the year ended June 30, 1997 as compared to 81.7% for the year ended June 30, 1996. The increased cost of goods sold is directly attributable to increased usage of temporary labor and the cost of offloading excess production volumes to other duplicators during the first and second fiscal quarters. Use of these outside sources was unavoidable in order to complete customer orders that exceeded existing capacity at both facilities. The lack of sufficient capacity was due to severely limited space in the current buildings and unexpected delays in the installation of new equipment. Management has already taken the steps necessary to provide for the increase in sales volume by providing for new duplication and packaging equipment. In addition, due to the fixed nature of several direct overhead components, particularly depreciation, the cost of goods sold percentage will increase in periods where sales severely decline - such as the third and fourth quarters of Fiscal 1997. Management recognizes that cost containment through efficiency gains and productivity improvements is essential to the Company's continued profitable growth and will continue to implement actions to improve the Company's performance in this area. There can be no assurances, however, that any such actions will be successful.

Selling expenses as a percentage of net sales increased slightly from 4.9% to 5.1% for the years ended June 30, 1996 and 1997, respectively. The increase is due to sales commissions paid.

General and administrative expenses increased for the year ended June 30, 1997 to approximately $3,470,000 (15.4% of net sales) as compared to approximately $1,733,000 (7.0%) for the prior year. The increase in the percentage of general and administrative expenses to net sales is attributable to the relocation of the Indianapolis facility, salary increases and additional legal fees incurred in connection with the shareholder derivative lawsuit. The Company realized losses from securities transactions of approximately $343,000 for the year ended June 30, 1997 as compared to realized gains of approximately $360,000 for the prior year. The Company invests funds in equity securities, mainly listed on the New York and American Stock Exchanges, and by policy, limits the amount of exposure in any one equity investment. Such investments are continually monitored to reduce the risk of any adverse stock market volatility. Cash not invested in securities is placed on account with brokerage firms, which is swept daily into a federally insured money market account, or placed on account with a federally insured national bank.

Interest expense decreased sharply from approximately $639,500 to $429,500 for the years ended June 30, 1996 and 1997, respectively. This decrease is due to reduced borrowings on the Company's line of credit and the lack of interest expense related to any borrowings from the Company's marketable securities portfolio.

During June 1995, the Company's management decided to discontinue the operations of Tapes Unlimited, Inc. (TU). Management believed that the cost of maintaining the TU subsidiary outweighed the benefits provided to the Company. Although all operations at TU have ceased, certain collection efforts are still conducted by the Company on behalf of TU. These efforts, along with debt forgiveness resulting from settlements with TU creditors, resulted in recoveries which is reflected, net of related expenses, in the income from discontinued operations of approximately $131,000 net of income taxes, for the year ended June 30, 1996. Such efforts are still ongoing, but did not produce significant recoveries during the year ended June 30, 1997.

Management's Plans for Addressing Financial Results for Fiscal 1998

The Company's two video duplicating facilities differed dramatically in the kind of customer served by each. At its Fort Lauderdale, Florida facility, the Company handled regional "short run" or low volume duplication onto videocassettes for advertising agencies, television stations, direct selling organizations, educational groups and individuals. The gross margins possible on such low-volume duplicating is much greater than for the mass duplication of videocassettes that occurs at the Company's Indianapolis, Indiana facility. After the financial results experienced for the quarter ended March 31, 1997, management significantly downsized its operations at Fort Lauderdale by reducing its labor force from about 70 to approximately 30, consolidating operations from two buildings into a single 10,000 square foot leased building and reducing daily operations from two shifts to one. Further, all accounting, electronic data processing and customer service operations were consolidated at the Company's plant in Indianapolis during the third quarter of Fiscal 1997. Evaluation of the results of operations during the fourth quarter of Fiscal 1997 caused the Company to completely close all operations in the Ft. Lauderdale facility and consolidate all videotape duplication activities in Indianapolis. The Company entered into a contract to sell the vacated 12,000 square foot building owned in Ft. Lauderdale and the sale closed during September 1997. Further, due to the Company=s eliminating its presence in South Florida, the Company also elected to close its mobile satellite uplink service operation and sell the related assets. This asset sale is anticipated to close in September 1997.

At its plant in Indianapolis, the Company does high volume videocassette duplicating for its national clients, both sell-through and rental, who can shop across the country, even world-wide, for "best" prices. These operations contributed heavily to the overall losses the Company experienced for the year ended June 30, 1997. Even with the consolidation at Indianapolis of all of the Company's videotape duplication, accounting, electronic data processing and customer service operations, the work force at the plant was reduced from about 105 in April 1997 to approximately 50 currently, all working in one shift rather than the two shifts employed before. In addition to seeking new mass-volume customers, management is also offering incentives to current customers to anticipate their future duplicating requirements with current orders so as to increase current cash flows and level out duplicating demand which typically peaks during the fall months. These incentives are anticipated by management to favorably impact future financial results. However, there can be no assurance that the actions taken by management will result in profitable operations at Indianapolis or for the Company as a whole. If the Indianapolis plant does not contribute more substantially to the Company's net sales for the balance of the 1997 calendar year, more reductions in force will occur and management may also seek to sell excess manufacturing assets.

Fiscal Year ended June 30, 1996

The Company's sales continued to grow with a 19% increase over the previous year. However, the Company experienced a decline in operating profits from approximately $811,000 to $428,000 for the years ended June 30, 1995 and 1996, respectively. Increased operating costs, primarily related to increased cost of goods sold, caused the lower operating results. These increased operating costs were partially offset by decreases in interest expense and income from the discontinued operations of Tapes Unlimited, Inc. ( TU").

Overall growth in the Company's target markets and overall growth in demand for video tapes throughout the industry led to continued sales growth. Net sales increased approximately 19% from $20,894,000 to $24,807,000 for the years ended June 30, 1995 and 1996, respectively. Significant sales increases were experienced primarily in the Company's third and fourth fiscal quarters. This sales growth was due to the expansion of the Company's fulfillment services along with expanded orders from existing customers as the Company's reputation for providing quality products grew. As in the prior fiscal years, management's focus on the "retail-sell-through market" also contributed to the overall sales growth.

The Company's sales to the retail-sell-through market focuses on sales of pre-recorded video tapes which are sold at the retail level. The Company's customer base has become increasingly dominated by the companies which distribute these pre-recorded videos to the retail-sell-through market, and through investment in high-speed equipment optimally suited to the production of extended play programming, management has positioned the Company to capitalize on this portion of the video industry. Fulfillment services utilize the Company's ability to prepare packages that include other promotional material and packaging, along with the video tape. After assembly, these packages are then sent to multiple consumer or retail destinations as stipulated by the Company's customers. Management hopes to increase sales in this market segment by continuing to reorganize the facilities and by building a reputation for quality and reliability in the industry.

Operating profit did not keep pace with the increased sales, declining from approximately $811,000 (3.9% of net sales) to $428,000 (1.7% of net sales) for the years ended June 30, 1995 and 1996, respectively. The decline in operating profit was due to increases in cost of goods sold.

Cost of goods sold as a percentage of sales increased to 82% for the year ended June 30, 1996 as compared to 77% for the year ended June 30, 1995. The increased cost of goods sold was related primarily to the sale of reworkable inventory in the fourth fiscal quarter. Management decided to sell an excess accumulation of reworkable inventory in order to provide needed warehouse space and improve operating cash flow in anticipation of peak season demand in the fall. In the past, sufficient profit margins had existed which supported the labor required to rework this product and restore it to its full, saleable condition. This decision had a negative impact on operating profits (approximately 3%) since previous unit costs exceeded the resale market prices. In addition, pricing pressures in the market have continued to restrict profit margins. Management will continue to focus on cost containment, especially in labor and overhead costs, to ensure more efficiency is obtained and thereby reducing the cost per unit as sales volumes increase. Management is also continuously exploring alternative sources for its raw materials to reduce material costs.

General and administrative expenses decreased slightly for the year ended June 30, 1996. As a percentage of net sales, these expenses decreased from approximately 9% to 7% for the year ended June 30, 1995 and 1996, respectively. This decrease was due primarily to the lack of a large provision for doubtful accounts as experienced in the previous year. In addition, management fees previously paid to Millennia were discontinued in December 1995. The significant decrease was partially offset in the year by substantial increases in legal and professional expenses and an increase in officers and management salaries. Legal fees were incurred in connection with the shareholder derivative lawsuit. Other professional fees were incurred in connection with the upgrade of the Company's existing computer system.

Selling expenses increased in direct proportion to the increase in net sales for the year ended June 30, 1996. As a percentage of net sales, selling costs remained consistent at approximately 4.9% for the years ended June 30, 1995 and 1996.

Interest expense decreased from approximately $700,000 to $640,000 for the years ended June 30, 1995 and 1996, respectively. This decrease was due to repayments made on the Company's line of credit. The reduction was partially offset by margin interest paid in connection with the Company's marketable securities portfolio.

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

Liquidity

The Company provided approximately $2,280,000 in cash from operating activities for the year ended June 30, 1996 as compared to approximately $109,000 in cash used by operating activities for the year ended June 30, 1995. The change in the Company's operating cash position was due primarily to the significant decrease in the level of inventory. In addition, net income of approximately $223,000 during the year ended June 30, 1996 contributed to cash as compared to the net loss generated in the year ended June 30, 1995 of approximately $282,000. Other items that affected cash from operating activities for the year ended June 30, 1996 were changes in accounts receivable, accounts payable and prepaid expenses.

Overall inventory levels decreased approximately 29% from June 30, 1995 to June 30, 1996. The raw materials component of inventory dropped by 37% while the work-in-process and finished goods components remained relatively consistent. The large decrease in raw materials was due to the focus of management to ensure that the least amount of operating cash was invested in inventory by insisting that shipments of raw materials were made on a just-in-time basis and by minimizing the amount of raw materials purchased. In addition, during the fourth quarter of fiscal year 1996, management decided to sell off an excess accumulation of reworkable inventory in order to provide needed warehouse space and improve operating cash flow in anticipation of peak season demand in the fall. In the past, sufficient profit margins had existed which supported the labor required to rework this product and restore it to its full, saleable condition. This decision had a negative impact on operating profits (approximately 3%) since previous unit costs exceeded the resale market prices.

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

Accounts receivable decreased approximately $76,000 for the year ended June 30, 1996 as compared to an increase of approximately $891,000 for the year ended June 30, 1995. The Company's accounts receivable collection period (measuring how quickly, on average, the Company collects its accounts receivable) decreased from approximately 74 days at June 30, 1995 to approximately 61 days at June 30, 1996. The decrease is due primarily to the write-off of significant accounts in 1996 that were previously reserved in the year ended June 30, 1995. The above write-off, improved collection efforts, and the lack of any large delinquent accounts allowed the Company to decrease its allowance for doubtful accounts from approximately $1,065,000 to $414,000 as of June 30, 1995 and 1996, respectively. Despite the improved collection periods, the Company continued to receive competitive pressures from its customers to grant longer payment terms. Management will continue to monitor collections and outstanding accounts receivable to ensure timely collection.

Accounts payable increased approximately $867,000 for the year ended June 30, 1996 as compared to an increase of approximately $404,000 for the year ended June 30, 1995. The increase was due primarily to the growth in sales volume that has dictated additional raw material, equipment and supply purchases. In addition, reductions in the outstanding balance on the revolving line of credit have contributed to the increase.

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

The Company utilized approximately $2,215,000 to reduce its indebtedness on its credit line agreement during the year ended June 30, 1996 and repaid approximately $778,000 in long term debt. In addition, approximately $79,000 in cash was generated in 1996 from issuances of Common Stock in connection with bonuses and other employee compensation. On May 6, 1996 the Company generated $930,000 with the sale of 100,000 shares of Series A Convertible Preferred Stock in a private placement. The Series A Convertible Preferred Stock was convertible into the Company's Common Stock at a 20% discount to the market price at the date of conversion. All Series A Convertible Preferred Stock has been converted to Common Stock.

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

Capital Resources

The  Company  invested  approximately  $1,388,000  in  equipment  and  leasehold improvements for the year ended June 30, 1996. Expenditures during the year consisted primarily of the following: a high speed video duplication system at the Company's Ft. Lauderdale facility (subsequently relocated to the Indianapolis facility), and factory upgrades for all nine high-speed duplicators located in Indianapolis. These upgrade kits increased the output yield of the equipment by 45%. These expenditures were financed through operations and borrowings on the Company's line of credit. The capital expansion has included the acquisition of 482 real-time duplicators at the Ft. Lauderdale facility which have been relocated to Indianapolis. The Company plans to continue upgrading, updating and expansion of its videotape duplication facilities, as necessary, in order to continue to meet the quality, production and delivery requirements of the Company=s new and existing customers.

On November 6, 1996 the Company signed a new credit agreement with Bank One, N.A. ( Bank") which replaced the existing facility with NBD Bank. The financing consists of a revolving line of credit, term loans and a long term lease agreement. Under the revolving line of credit, borrowings can be made up to $5,000,000 based upon collateral values as determined under the agreement. The term loans consist of a $1,800,000 secured term loan and a capital expenditure term loan facility for up to $1,950,000, based upon 80% of the acquisition costs of new machinery and equipment. The long term lease agreement is collateralized with new equipment in excess of $700,000 in value. All borrowings are collateralized by accounts receivable, inventory and equipment. The facility has a two year term and includes interest rates at .25% and .50% above the Bank's base rate (closely related to the Bank's prime interest rate), which base rate is currently 8.5% per annum.

The agreement contains certain financial performance covenants pertaining to the Company's tangible net worth and tangible leverage and fixed charge coverage ratios. As of June 30, 1997, the Company failed to meet the covenant requirements for tangible net worth, fixed charge coverage ratio and the limitation on unrealized losses on marketable securities. On July 9, 1997, the bank notified the Company that its failure to meet these covenant requirements constitute events of default under the agreement. Until these events of default are cured or waived, the bank has determined to not make any further advances under the capital expenditure term loan and to not make any overadvances under the remaining facilities until the Company has submitted a business recovery plan acceptable to the bank. Meanwhile, the bank, under the terms of the agreement, has begun charging a default interest rate of 13% per annum on all outstanding obligations under the facility.

The Company is endeavoring to obtain the bank's acceptance of a recovery plan and is currently reporting its performance under the respective financial covenants to the bank on a monthly basis. The Company is involved in ongoing, frequent discussions with the bank seeking either an amendment to the agreement with respect to the financial performance covenants or a waiver of the default that has occurred. There can be no assurance that the Company will be able to secure either an amendment to the agreement or a waiver of the default. There can be no assurances that the Company will be able to meet financial performance covenants under the agreement in the future or that this credit facility could be replaced with another, if terminated.

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

The Company's sales levels generally follow the retail-sell-through markets, which typically peak in the fall and early winter months as retail demand and holiday orders are met. The Company has attempted to mitigate this seasonality by increasing sales efforts to lower volume, but higher margin, customers such as those involved with corporate communication duplication and the video rental market. Finally, management intends to focus its marketing efforts toward the
direct   marketing   industry  to  help   mitigate   the   seasonality   of  the
retail-sell-through markets. Even by utilizing these techniques, sales levels are still expected to be lower in the spring and summer months.

Statement of Financial Accounting Standards ( SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," was effective for fiscal years beginning after December 15, 1995. This statement requires that long lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The effect of this pronouncement has not had a material impact on the financial position and results of operations of the Company.

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation" was effective for transactions entered into in fiscal years that begin after December 15, 1995. This pronouncement established financial accounting and reporting standards for stock-based employee compensation plans. It encourages, but does not require companies to recognize expense for grants of stock, stock options and other equity instruments to employees based on fair value accounting rules. Companies that choose not to adopt the new fair value accounting rules will be required to disclose pro forma net income and earnings per share under the new method. The Company has adopted the disclosure provisions of SFAS No. 123 and the effect of adopting this pronouncement did not a material effect on the financial position and results of operations of the Company.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (FAS 128). FAS 128 specifies new standards designed to improve the EPS information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS, (b) eliminating the modified treasury stock method and the three percent materiality provision, and
(c) revising the contingent share provisions and the supplemental EPS data requirements. FAS 128 also makes a number of changes to existing disclosure requirements. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company has not yet determined the impact of the implementation of FAS 128.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, AReporting Comprehensive Income@ (SFAS
130). SFAS 130 establishes standards for reporting and display of comprehensive income. The purpose of reporting comprehensive income is to present a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. SFAS 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated capital in the equity section of the balance sheet. SFAS 130 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Company has not yet determined the impact, if any, of the implementation of SFAS 130.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, ADisclosures About Segments of an Enterprise and Related Information@ (SFAS 131). SFAS 131 specifies revised guidelines for determining an entity=s operating segments and the type and level of financial information to be disclosed. Once operating segments have been determined, SFAS 131 provides for a two-tier test for determining those operating segments that would need to be disclosed for external reporting purposes. In addition to providing the required disclosures for reportable segments, SFAS 131 also requires disclosure of certain Asecond level@ information by geographic area and for products/services. SFAS 131 also makes a number of changes to existing disclosure requirements. SFAS 131 is effective for fiscal years beginning after December 15, 1997, with earlier application encouraged. The Company has not yet determined the impact, if any, of the implementation of SFAS 131.


ITEM 7 - INDEX TO FINANCIAL STATEMENTS

The required accompanying financial statements begin on page F-1 of this document.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM  9  -  DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS,
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information about the executive officers and directors of the Company.


       Name                      Age                    Position

Clifford E. Patton               52            President and Chief Executive Officer
Kevin B. Halter                  61            Chairman of the Board of Directors
Jim Weinberg                     41            Chief Operating Officer
Douglas L. Miller                31            Former  Vice   President   and  Chief
                                               Financial Officer
Kevin B. Halter, Jr.             36            Vice President, Secretary and Director
Gary C. Evans                    40            Director
James Smith                      60            Director
Don R. Benton                    66            Director


Set forth below is a description of the backgrounds of the executive officers and directors of the Company.

Clifford E. Patton has served as President and Chief Executive Officer of the Company since May 1997. Mr. Patton has been in manufacturing management more than 12 years. Immediately prior to being named President and Chief Executive Officer, Mr. Patton had been employed by the Company for four months as a consultant, directing the relocation of the Company's operations in Indianapolis into new and expanded quarters. From 1994 to 1996, he served as President and Chief Executive Officer of American Quality Manufacturing Corporation. From 1992 to 1994, Mr. Patton was Vice President and General Manager of American Cabinet, Inc. and, from 1989 to 1992, he was General Manager of the Color Tile, Inc. manufacturing plant in Melborn, Arkansas. From 1985 to 1989, Mr. Patton was Vice President and General Manager of the Brinkley Motor Products Division of Franklin Electric Company at Brinkley, Arkansas.

Kevin B. Halter has served as Chairman of the Board of DCT since June 28, 1994 and as Vice Chairman of the Board of DCT from February 1994 to June 1994. Mr. Halter served as Chief Executive Officer of DCT from June 1994 to May 1996. Mr. Halter has served as President, Chief Executive Officer and Chairman of the Board of Millennia since June 28, 1994. Mr. Halter also served as Vice Chairman of the Board of Millennia from January 1994 to June 28, 1994. Mr. Halter also served as Chairman of the Board of Directors of American Quality Manufacturing Corporation (AAQM@) until September 1996. In addition, Mr. Halter has served as Chairman of the Board and Chief Executive Officer of Halter Capital Corporation ("HCC"), a privately-held investment and consulting company, since 1987. From 1987 until October 1992, Mr. Halter was a director and officer of Halter Venture Corporation, a publicly-held company then based in Dallas, Texas. Mr. Halter is the father of Kevin B. Halter, Jr.

Jim Weinberg has served as Chief Operating Officer since May 1997, a position he also held with the Company from April 1996 to March 1997. A co-founder of the Company in 1987, Mr. Weinberg served as its Executive Vice President until March 1996. From March 1997 to the current date, Mr. Weinberg also serves as President of Millennia Entertainment, Inc. (a subsidiary of Millennia, Inc., an affiliate of the Company). From 1978 to 1987, Mr. Weinberg was owner of Television Services, Inc., a video production company specializing in national television commercials and sporting events.

Douglas L. Miller served as Vice President and Chief Financial Officer of the Company from February 1996 through August 1997. From 1991 to January 1996, Mr. Miller served as the Controller of Independent National Distributors, Inc., a national music distribution subsidiary of Alliance Entertainment Corporation, a publicly-held company listed on the New York Stock Exchange. Prior to that, Mr. Miller served with KPMG Peat Marwick. Mr. Miller is a licensed CPA.

Kevin B. Halter, Jr. has served as Vice President, Secretary and director of the Company since January 1994. Mr. Halter has also served as Secretary, Treasurer and director of Millennia since February 1994, and of AQM from February 1994 until September 1996. Mr. Halter is also the President of Securities Transfer Corporation, a registered stock transfer company, a position he has held since 1987. Mr. Halter is also Vice President and Secretary of HCC. Mr. Halter is the son of Kevin B. Halter.

Gary C. Evans has served as a director of the Company since March 1995. Mr. Evans has served as President and Chief Executive Officer of Magnum Hunter Resources, Inc., a publicly-held company listed on the American Stock Exchange, since July of 1995. Mr. Evans has served as Chairman of the Board, President and Chief Executive Officer of Hunter Resources, Inc. (formerly Intramerican Corporation) since September 1992, prior to it being acquired by Magnum Hunter Resources, Inc. Mr. Evans also served as President, Chief Operating Officer and director of Hunter Resources, Inc. from December 1990 to September 1992. Mr. Evans was President and Chief Executive Officer of Sunbelt Energy, Inc. (the predecessor to Hunter Resources, Inc.) and its subsidiaries from 1985 to December 1990. Mr. Evans is President and Chief Executive Officer of Gruy Petroleum Management Co., Magnum Hunter Production, Inc. and Hunter Gas Gathering, Inc., wholly-owned subsidiaries of Magnum Hunter Resources, Inc. Mr. Evans was Vice President and Manager of the Southwestern region of the Energy division of Mercantile Bank of Canada for four years prior to forming Sunbelt Energy, Inc.

James Smith has served as a director of the Company since March 1995. Mr. Smith has served as President of Pension Analysis Bureau, Inc., a consulting firm specializing in the administration of company retirement and profit sharing plans, since 1993. Mr. Smith also served as Vice President of Pension Analysis Bureau, Inc. from 1988 to 1992.

Don R. Benton has served as a director of the Company since October 1996. Dr. Benton has served as a director and President of the Dallas Texas based The Kindness Foundation since 1995. Dr. Benton also has served as a director and President of Arrowhead Ranch Corporation since 1978 and, since 1975, as a director of American Diversified Industries and Fagin Resources, Inc.

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

Committees of the Board of Directors

The Board of Directors has two committees, an Audit Committee and a Compensation Committee, each composed of at least two independent directors. The Audit
Committee, composed of Kevin B. Halter, Gary C. Evans and James Smith, recommends the annual appointment of the Company's auditors, with whom the Audit Committee reviews the scope of audit and non-audit assignments and related fees, accounting principles used by the Company in financial reporting, internal auditing procedures and the adequacy of the Company's internal control procedures. The Compensation Committee, composed of Kevin B. Halter, Gary C. Evans and James Smith, administers the Company's 1990 Employees' Stock Option Plan and makes recommendations to the Board of Directors regarding compensation for the Company's executive officers.


ITEM 10- EXECUTIVE COMPENSATION

The following table sets forth the cash and non-cash compensation paid by the Company to its Presidents and Chairman for the fiscal years ended June 30, 1997 and 1996. None of the Company's other executive officers and directors received cash or non-cash compensation in excess of $100,000 for the fiscal year ended June 30, 1997.



                                                                            Long Term Compensation
                                     Annual Compensation                   Awards             Payouts
                                     -------------------           --------------------------------------------

      (a)          (b)        (c)         (d)          (e)            (f)          (g)         (h)         (i)
   Name and                                           Other       Restricted   Securities                  All
   Principal                                         Annual          Stock     underlying     LTIP        Other
   Position       Year      Salary       Bonus    Compensation     Award(s)   Options/SAR=s  Payouts  Compensation
                              ($)         ($)          ($)            ($)          (#)         ($)         ($)
 -----------------------------------------------------------------------------------------------------------------
Kevin B. Halter
Chairman          1997     $134,615        -            -              -     -      -           -           -
                  1996     $114,538        -            -              -     -      -           -           -
                  1995      $72,000        -            -              -     -      -           -           -

Clifford E. Patton
President &       1997      $14,678        -            -              -     -      -           -           -
CEO(1)

Hugh C. Coppen
President &       1997     $146,635        -            -              -     -      -           -           -
CEO (2)           1996      $19,230        -            -              -     -      -           -           -
                  1995         -           -            -              -     -      -           -           -

Jack D. Brown, Jr.
President (3)     1996      $67,019     $20,946                        -     -      -           -        $17,981
                  1995      $85,000        -            -              -     -      -           -           -


(1) Mr. Patton was named President on May 20, 1997. The salary listed reflect earnings from that date to the year ended June 30, 1997.

(2) Mr. Coppen was named President and CEO of the Company on May 6, 1996. The salary listed reflects earnings from that date to the year ended June 30, 1996 and for the period from July 1, 1996 through May 20, 1997. Mr. Coppen's employment was terminated May 20, 1997.

(3) Mr.Brown's employment was terminated April 12, 1996. The salary and bonus listed reflects earnings from July 1, 1995 to that date. The all other compensation" represents the partial accrual of a six month severance package provided to Mr. Brown upon his termination. These severance payments were accrued weekly in amounts equal to his salary at the termination date.

                                               Individual Grants
                                               -----------------
       (a)                                (b)           (c)              (d)             (e)
                                        Number of        % of Total
                                       Securities       Options/SAR's
                                       underlying        granted to
                                      options/SAR's     Employees in       Exercise in     Expiration on
       Name                              granted         Fiscal Year       Base Price          Date
                                           (#)            ($/share)
--------------------------------------------------------------------------------------------------------

Kevin B. Halter                          65,000              15%           $1.31/share     July 1, 2002



In 1990 and 1993, the Company granted the former President, Jack D. Brown, Jr., options to purchase up to 100,000 shares of Common Stock, 50,000 shares in each grant. The stock options were fully vested upon grant. The stock options granted in 1990 were exercised in 1995 at an exercise price of $1.50 per share, and the stock options granted in 1993 were exercised in 1996 at an exercise price of $1.00 per share.



       (a)                               (b)                (c)             (d)               (e)
                                                                            Number of
                                                                           Securities        Value of
                                                                           Underlying       Unexercised
                                                                           Unexercised     In-the-Money
                                                                          Options/SAR's   Options/ SAR's
                                         Shares                             at FY-end        at FY-end
                                       acquired on          Value         Exercisable/     Exercisable/
       Name                             exercise          realized        Unexercisable    Unexercisable
--------------------------------------------------------------------------------------------------------

Jack D. Brown, Jr.                       50,000            $78,000           -0-/-0-          -0-/-0-


Employment Agreements

The Company has an employment agreement with Kevin B. Halter for a term of three years which expires on December 31, 1998. The agreement provides a salary of $175,000 per annum. In addition, Mr. Halter receives the same benefits as other employees of the Company and reimbursement for expenses incurred on behalf of the Company. The employment agreement also contains, among other things, covenants by Mr. Halter that in the event of termination for cause, he will not associate with a business that competes with the Company for a period of one year after cessation of employment.

1990 Employees' Stock Option Plan

On January 25, 1990, the Company's Board of Directors adopted the 1990 Employees' Stock Option Plan (the "Plan"). The administration of the Plan rests with the Board's Compensation Committee (the "Committee"). Subject to the express provisions of the Plan and the Board of Directors, the Committee shall have complete authority in its discretion to determine those employees to whom, and the price at which options shall be granted, the option periods and the number of shares of Common Stock to be subject to each option. The Committee shall also have the authority in its discretion to prescribe the time or times at which the options may be exercised and limitations upon the exercise of options (including limitations effective upon the death or termination of employment of the optionee), and the restrictions, if any, to be imposed upon the transferability of shares acquired upon exercise of options. In making such determinations, the Committee may take into account the nature of the services rendered by respective employees, their present and potential contributions to the success of the Company or its subsidiaries, and such other factors as the Committee in its discretion shall deem relevant.

An option may be granted under the Plan only to an employee of the Company or its subsidiaries. The Plan made available for option 500,000 shares (as adjusted for splits) of Common Stock. The term of each option granted under the Plan will be for such period not exceeding five years as the Committee shall determine. Each option granted under the Plan will be exercisable on such date or dates and during such period and for such number of shares as shall be determined pursuant to the provisions of the option agreement evidencing such option. Subject to the express provisions of the Plan, the Committee shall have complete authority, in its discretion, to determine the extent, if any, and the conditions under which an option may be exercised in the event of the death of the optionee or in the event the optionee leaves the employ of the Company or has his employment terminated by the Company. The purchase price for shares of Common Stock under each option shall be determined by the Committee at the time of the option's issuance and may be less than the fair market value of such shares on the date on which the options are granted. The agreements evidencing the grant of options may contain other terms and conditions, consistent with the Plan, that the Committee may approve.

Incentive Stock Options

On April 2, 1996, the Company entered into agreements with three management employees whereby the Company would issue to such employees a number of incentive stock options based upon the Company's income before taxes for the year ended June 30, 1997. Two of the employees, Hugh C. Coppen and Robert A. Byrne, Jr., have left the Company and will receive no incentive stock options under their agreements with the Company. Under the agreement with Jim Weinberg, he will receive 50,000 incentive stock options which will vest as of June 30, 1997 and be exercisable for a period of five years. Each of these incentive stock options will entitle Mr. Weinberg to purchase one share of Common Stock at an exercise price of $2.00.

Employee Stock Ownership Plan

While an affiliate of S.O.I. Industries, Inc., now known as Millennia, Inc. ("Millennia"), the Company participated in the Millennia Employee Stock Ownership Plan ("ESOP"). The ESOP provided retirement benefits to substantially all employees. The ESOP was a qualified employee benefit plan exempt from taxation under the Internal Revenue Code of 1986, as amended. There were 90,291 shares of Millennia common stock in the ESOP.

Effective July 1, 1996, the Board of Directors of Millennia voted to terminate the ESOP. The ESOP stock (that is, Millennia common stock) will therefore be distributed to employees of the Company who were eligible to participate in the ESOP after a final allocation and accounting of the ESOP is completed.


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of June 30, 1997 with regard to the beneficial ownership of the Common Stock by (i) each person known to the Company to be the beneficial owner of 5% or more of its outstanding Common Stock, (ii) the officers, directors and key employees of the Company individually and (iii) the officers and directors as a group.


      Name and Address                                Number of shares
     of Beneficial Owner                             beneficially owned         Percent of class

Halter Capital Corporation                                 1,905,646                      26%
   P.O. Box 701629
   Dallas, Texas 75370

Millennia, Inc.                                              967,162                      13%
   16910 Dallas Parkway, Suite 100
   Dallas, Texas 75248


Kevin B. Halter                                            2,045,636 (1)                  28%

Kevin B. Halter, Jr.                                       1,970,636 (1)                  27%

Gary C. Evans                                                164,376                       2%

James Smith                                                      236                       *

Don R. Benton                                                  4,300                       *

Jim Weinberg                                                  40,018 (2)                   *

Douglas L. Miller                                             50,000 (2)                   *

All Directors and Officers as
     a group (7 persons)                                   3,336,728 (2)                  44%


(1) Kevin B. Halter and Kevin B. Halter, Jr. serve as directors and officers of Halter Capital Corporation ( HCC"), and as a result may be deemed to be the beneficial owners of the 1,905,646 shares of Common Stock owned by HCC. However, pursuant to Rule 16a-3 promulgated under the Exchange Act, they expressly disclaim that they are the beneficial owners, for purposes of
     Section 16 of the Exchange Act, of any such stock, other than those shares in which they have an economic interest. In addition, the total number of shares includes 65,000 shares for which both Kevin B. Halter and Kevin B. Halter, Jr. have the right to acquire from stock options previously granted pursuant to the 1990 Employees' Stock Option Plan. These options are fully vested and are exercisable within the next 60 days.

(2) The number of shares includes shares for which the directors and officers have the right to acquire from stock options previously granted pursuant to the 1990 Employees' Stock Option Plan. These options are fully vested and are exercisable within the next 60 days.

*  Less than 1%.

The above table does not include shares which may be acquired pursuant to incentive stock options to be granted to Mr. Jim Weinberg.


ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company paid to Millennia $7,855 and $180,000 for administrative services for the years ended June 30, 1997 and 1996, respectively. Management fees payable to Millennia were discontinued in December 1995 as certain administrative functions were taken over by the Company.


ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

3.1  Certificate of Incorporation, as amended *
3.2 Certificate of Amendment to Certificate of Incorporation of the Company dated November 8, 1995
3.3  Bylaws
4.1  Certificate  of  Designation  of Convertible  Series A Preferred Stock
10.1 Secured Credit  Agreement with NBDBank, NA
10.2 Employment Agreement between the Registrant and Hugh C. Coppen
10.3 Lease  Agreement for Indianapolis,  Indiana  facility
10.4 Lease Agreement for Ft. Lauderdale,  Florida  facility
10.5 Lease  Agreement  for relocated  Indianapolis,  Indiana facility
10.5 Employment Agreement between theRegistrant and Kevin B. Halter
21.0 Listing of Subsidiaries

* Previously filed with the US Securities and Exchange Commission in connection with the Registration Statement (including any amendments thereto) on Form S-18 of the Registrant, No. 33-27974-A.

** Previously filed with the US Securities and Exchange Commission as Exhibits to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996.

*** Previously filed with the US Securities and Exchange Commission as Exhibits to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1994.

(b)  Reports on Form 8-K

The following Reports on Form 8-K were filed during the fourth quarter of Fiscal 1997.

April 3, 1997         Relocation and expansion of the Indianapolis Indiana
                      facility.

May  29, 1997         Removal of Hugh C. Coppen as President and Chief Executive
                      Officer and  announcement  of appointment of Clifford
                      Patton as President and Chief Executive Officer.

September 25, 1997    Announcement of closing all operations in Ft. Lauderdale,
                      Florida including videotape duplication and mobile satellite uplink service operations.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION



/s/  Kevin B. Halter                                                 September 26, 1997
     ---------------------------------
     Kevin B. Halter
     Chairman of the Board and Director
    (Principal Executive and Financial and Accounting Officer)



/s/  Kevin B. Halter, Jr.                                            September 26, 1997
     ----------------------------------
     Kevin B. Halter, Jr.
     Director



/s/  Gary C. Evans                                                   September 26, 1997
     ----------------------------------
     Gary C. Evans
     Director



/s/  James Smith                                                     September 26, 1997
     ----------------------------------
     James Smith
     Director



/s/  Don R. Benton                                                   September 26, 1997
     ----------------------------------
     Don R. Benton
     Director

                                  EXHIBIT 10.5

        Lease Agreement for the Relocated Indianapolis, Indiana facility

To be filed supplementally

                                  EXHIBIT 21.0

                  Digital Communications Technology Corporation
                              List of Subsidiaries



DCT-Internet Corporation, a Texas corporation

                 DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION

                       CONSOLIDATED FINANCIAL STATEMENTS

                          AS OF JUNE 30, 1997 AND FOR

                THE TWO YEARS IN THE PERIOD ENDED JUNE 30, 1997

TABLE OF CONTENTS


                                                                          Pages



Report of Independent Accountants                                          F-1

Consolidated Financial Statements:

        Balance Sheet                                                      F-2

        Statements of  Operations                                          F-3

        Statements of Shareholders' Equity                                 F-4

        Statements of Cash Flows                                           F-5

        Notes to Consolidated Financial Statements                         F-7

REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Directors of
Digital Communications Technology Corporation
Fort Lauderdale, Florida:


We have audited the accompanying consolidated balance sheet of Digital Communications Technology Corporation and Subsidiaries as of June 30, 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digital Communications Technology Corporation and Subsidiaries as of June 30, 1997, and the consolidated results of their operations and their cash flows for each of the two years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.



                                                       Coopers & Lybrand, L.L.P.


Miami, Florida
August 27, 1997, except for Note 18
   as to which the date is
   September 17, 1997

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
Consolidated Balance Sheet
June 30, 1997

                                  ASSETS                                               1997



Current assets:

        Cash and cash equivalents                                                   $   229,740
        Marketable securities                                                           657,562
        Accounts receivable, net of allowance for doubtful accounts of $1,000,000     3,219,433
        Intercompany accounts receivable                                                 39,678
        Inventories                                                                   1,679,011
        Prepaid expenses and other current assets                                       128,385
        Deferred tax asset                                                              374,000
                                                                                    -----------


                        Total current assets                                          6,327,809

        Property, plant and equipment, net                                            5,823,634
        Other assets                                                                    193,859
                                                                                    -----------

                                                                                    $12,345,302
                                                                                    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
        Revolving line of credit                                                    $ 2,485,346
        Current portion of long-term debt                                             1,564,728
        Accounts payable                                                              2,577,706
        Cash overdraft                                                                  174,616
        Accrued liabilities                                                             387,646
                                                                                     ----------
          Total current liabilities                                                   7,190,042
                                                                                     ----------

Long-term debt, less current portion                                                    509,366
                                                                                     ----------
Commitments (Notes 8 and 12)

Shareholders' Equity:

  Common  stock, 25,000,000 shares of  $.0002 par value per share
    authorized; 7,315,022 shares issued, 7,043,830 shares outstanding                     1,463
    Additional paid-in capital                                                        8,511,509
    Accumulated deficit                                                              (2,417,237)
    Investment in Millennia, Inc.                                                    (1,529,157)
    Net unrealized holding gain on securities                                            79,316
                                                                                     ----------
        Total shareholders' equity                                                    4,645,894
                                                                                     ----------
                                                                                    $12,345,302
                                                                                     ==========




The accompanying notes are an integral part of these financial statements

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Operations
for the years ended June 30, 1997 and 1996

                                                                       1997            1996
                                                                       ----            ----
Net sales                                                         $ 22,553,457    $ 24,807,244
                                                                  ------------    ------------
Costs and expenses:
        Cost of goods sold (exclusive of depreciation)              19,260,565      20,272,614
        Selling expenses                                             1,149,813       1,215,082
        General and administrative expenses                          3,470,288       1,733,482
        Depreciation and amortization                                1,758,022       1,157,917
                                                                  ------------    ------------



                        Total costs and expenses                    25,638,688      24,379,095
                                                                  ------------    ------------

                        Operating (loss) income                     (3,085,231)        428,149

Interest expense                                                      (429,499)       (639,517)

Realized (loss) gain on sales of marketable securities                (343,425)        360,512
Other (expense) income                                                (120,450)         51,166
(Loss) income from continuing operations before income taxes        (3,978,605)        200,310
Income tax benefit (provision for income taxes)                        531,216        (109,003)
                                                                 -------------    ------------

(Loss) income from continuing operations                            (3,447,389)         91,307

Discontinued operations (Note 6):

   Income from discontinued operations, net of related
    income taxes                                                             0         131,737
                                                                 -------------    ------------
      Net  (loss) income                                          $ (3,447,389)   $    223,044
                                                                 -------------    ------------
Net (loss) income  applicable to common stock used in computing
 (loss) earnings per common share                                 $ (3,697,339)   $    223,044
                                                                 -------------    ------------
Net (loss) income per common share:
        (Loss) income per common share                            $      (0.57)   $       0.02
        Income from discontinued operations                               0.00            0.02

        Net (loss) income per common share                        $      (0.57)   $       0.04
                                                                 =============    ============

Weighted average shares of common stock  outstanding                 6,494,019       5,553,415
                                                                 =============    ============

    The accompanying notes are an integral part of these financia statements

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity for the years ended June 30, 1997 and 1996


                             Preferred Stock     Common Stock       Additional
                             ---------------     -------------                                                        Net Unrealized
                                                                    Paid-In      Accumulated      Investment in       Holding Gains
                                                                    Capital      Deficit          Millennia, Inc.     on Securities
                                                                    -------      -----------      ---------------     -------------

                           Shares   Amount    Shares     Amount
                           ------   ------    ------     ------

Balance, June 30, 1995       0      $    0    5,961,188  $  1,192   $ 6,567,062  $ 1,710,867      $(1,198,158)        $  (613,989)

Exercise of options          0           0       57,545        12        60,613            0                0                   0

5% stock dividends           0           0      301,253        60       903,699     (903,759)               0                   0

Reg. S offering        100,000          10            0         0       929,990            0                0                   0

Shares issued                0           0       12,130         2        17,954            0                0                   0

Sale of Millennia, Inc.
shares                       0           0            0         0             0            0          113,175                   0

Net appreciation of
marketable securities        0           0            0         0             0            0                0              85,228

Net income                   0           0            0         0             0      223,044                0                   0
                      --------     -------      -------   -------       -------      -------          -------              ------

Balance,
June 30, 1996          100,000          10    6,332,116     1,266     8,479,318    1,030,152       (1,084,983)           (528,761)


Conversion of
preferred stock       (100,000)        (10)     968,430       194          (184)

Shares issued                                    14,476         3        32,375

Transfer of Millennia,
Inc. shares                                                                                          (444,174)

Net appreciation of
marketablesecurities                                                                                                      608,077

Net loss                                                                          (3,447,389)
                     --------      --------    --------    -------   ----------    ----------        ---------            -------


Balance,
June 30, 1997               0     $       0    7,315,022  $ 1,463    $8,511,509  $(2,417,237)     $(1,529,157)         $   79,316
                     ========     =========    =========  =======    ==========  ===========      ===========          ==========



   The accompanying notes are an integral part of these financial statements

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
for the years ended June 30, 1997 and 1996

                                                                                      1997                        1996
Cash flows from operating activities:
 Net (loss) income                                                                 $(3,447,389)               $   223,044

          Adjustments to reconcile net income to net cash provided by (used in) operating activities:

                Depreciation and amortization                                        1,758,022                  1,157,917
                Loss (gain) on sale of marketable securities                           343,245                   (360,512)
                Loss on sale of property, plant and equipment                           99,896                          0
                Provision for bad debts                                                985,833                   (651,133)

                Changes in assets and liabilities:
                Deferred tax liability                                                (157,216)                   148,824
                Deferred tax asset                                                    (374,000)                         0
                Accounts receivable                                                    (86,000)                    75,557
                Inventories                                                          1,183,900                  1,195,382
                Prepaid expenses and other assets                                      485,825                   (269,084)
                Other assets                                                          (112,516)                   (50,185)
                Accounts payable                                                      (462,205)                   866,511
                Accrued liabilities                                                     25,126                    (55,856)
                                                                                  -------------               -------------
                        Net cash (used in) provided by operating activities            242,521                  2,280,465
                                                                                  -------------               -------------
  Cash flows from investing activities:
    Purchases of marketable securities                                              (8,812,230)
    Sale of marketable securities                                                   10,327,223                 11,545,079
    Acquisition of property, plant and equipment                                    (2,349,247)                (1,387,657)
    Proceeds from sales of property, plant and equipment                               137,000                          0
    Net (advances) repayments to affiliates                                            (26,309)                   188,367
   (Purchase) sale of Millennia, Inc. shares                                          (444,174)                   113,175
                                                                                  -------------               -------------
                        Net cash (used in) provided by  investing activities        (1,167,737)                    34,201
                                                                                  -------------               -------------



    The accompanying notes are an integral part of these financial statements

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Cash Flows, Continued for the years ended June 30, 1997 and 1996


                                                                     1997            1996

Cash flows from financing activities:
  Proceeds from bank for long-term debt                          $  1,800,000    $        0
  Payments to bank for long-term debt                              (2,327,096)     (778,372)
  Proceeds on revolving line of credit                             18,352,277     1,678,665
  Repayments for revolving line of credit                         (17,492,253)   (3,893,340)
  Proceeds from sale of preferred stock                                     0       930,000
  Proceeds from issuance of common stock                               32,375        78,581
  Cash Overdraft                                                      174,616             0
                                                                 -------------   ------------


       Net cash provided by (used in) financing activities            539,919    (1,984,466)
                                                                  ------------   ------------
 Net (decrease) increase in cash and cash equivalents                (385,297)      330,200

Cash and cash equivalents, beginning of year                          615,037       284,837
                                                                 -------------   ------------
Cash and cash equivalents, end of year                           $    229,740    $  615,037
                                                                 =============   ============

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest                                                     $    401,297    $  691,677
                                                                 =============   ============

    Income taxes                                                 $          0    $  252,243



The accompanying notes are an integral part of these financial statements

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Organization:

Digital Communications Technology Corporation is an integrated video communications company which offers video tape duplication and satellite communications services. Sales for the years ended June 30, 1997 and 1996 were generated from video tape duplicating at the Fort Lauderdale and Indianapolis facilities, as well as satellite broadcasting. The Company was incorporated on November 12, 1987, under the laws of the State of Delaware, as a wholly-owned subsidiary of Millennia, Inc., formerly known as S.O.I. Industries, Inc. ("Millennia"). As of June 30, 1997, Millennia and the Company have reciprocal investments in each other. Millennia owned approximately 13% of the Company and the Company owned approximately 28% of Millennia.

The Company duplicates a variety of video cassettes, including full-length movies, training, music, promotional, sports and educational programs. The Company offers its reproduction services to entertainment companies and a wide range of industrial customers, including advertising agencies, direct selling organizations and educational groups. These customers are located throughout the United States, Canada and Latin America. Raw materials, primarily videotape ("pancake") and empty video cassettes ("shells") are purchased from several manufacturers at market prices in the United States and the Pacific Rim. The tape and video cassettes are readily available on the open market. The majority of the Company's video duplication equipment is manufactured by several major manufacturers in Japan and purchased from domestic distributors.

The Company's satellite operation consists of two mobile KU bank units which are capable of transmitting live or pre-recorded programming from any location to commercial satellites. The Company's satellite communications customers include local, network and cable television operators, primarily in the Southeastern United States. The equipment utilized in the Company's satellite broadcasting business includes the two KU bank broadcasting trucks, cameras, generators, telephonic equipment and dual transmitters. The Company purchases its materials and equipment from several major manufacturers.

The costs of the Company's products are subject to inflationary pressures and commodity price fluctuations. In addition, the Company from time-to-time experiences increases in the costs of materials and labor, as well as other manufacturing and operating expenses. The Company's ability to pass along such increased costs through increased prices has been difficult due to competitive pressures. The Company attempts to minimize any effects of inflation on its operations by controlling these costs.

Principles of Consolidation

The accompanying consolidated financial statements for the years ended June 30, 1997 and 1996 include the accounts of Digital Communications Technology Corporation, (F/K/A MagneTech Corporation) and its wholly-owned subsidiaries, Tapes Unlimited, Inc., and DCT - Internet Corporation. The operations of Tapes Unlimited, Inc. were discontinued on June 9, 1995. All significant intercompany transactions have been eliminated.

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

2. Summary of Significant Accounting Policies:

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

Marketable Securities

The Company classified marketable securities consisting of debt securities and equity securities that have readily determinable fair values in one of three categories:

          Held to Maturity - the positive intent and ability to hold to maturity. Amounts are reported at amortized cost, adjusted for amortization of premiums and accretion of discounts.

          Trading Securities - bought principally for purposes of selling them in the near term. Amounts are reported at fair value, with unrealized gains and losses included in earnings.

          Available for Sale - not classified in one of the above categories. Amounts are reported at fair value, with unrealized gains and losses excluded from earnings and reported separately as a component of shareholders' equity.

Marketable securities consist of listed common stocks with an aggregate cost, based on specific identification, of $578,246 as of June 30, 1997. The gross unrealized holding losses as of June 30, 1997 were $179,565, and the gross unrealized holding gains were $258,881. All of the Company's securities are classified as available for sale.

Gains or losses on dispositions of securities are based on the net difference of the proceeds and the adjusted carrying amounts of the securities sold, using the specific identification method.

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

2. Summary of Significant Accounting Policies, Continued:

Investment in Millennia

As of June 30, 1997, the Company owns 636,727 shares of Millennia common stock with a book value of $1,529,157 and a market value of $1,910,181. Subsequent to year end, the market value increased to $2,626,499.

Inventories

Inventories are valued at the lower of weighted average cost or market value.

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

Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" was issued in March 1995 and was adopted in the Company's fiscal year beginning July 1, 1996. SFAS 121 requires that long-lived assets, such as property and equipment, and certain identifiable intangibles to be held and used, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This SFAS had no impact on the financial statements of the Company for fiscal year 1997.

Income Taxes

Income taxes are computed pursuant to the asset and liability approach that requires the recognition of deferred tax assets and liabilities based on the difference between the financial statement and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance reduces deferred tax assets when it is deemed more likely than not that some portion or all of the deferred tax assets will not be realized.

Revenue Recognition

Revenues are recognized when a product is shipped or services are performed.

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued


2. Summary of Significant Accounting Policies, Continued:

Net Income (Loss) Per Common Share

The net income (loss) per common share has been calculated using the weighted average shares outstanding during each year. Such weighted average shares have been reduced by the number of treasury shares owned by the Company through its investment in Millennia. The number of treasury shares owned were approximately 271,000 and 207,000 at June 30, 1997 and 1996, respectively.

In determining the net loss per common share in fiscal year 1997, net loss applicable to common shareholders was increased by a deemed dividend of approximately $250,000 relating to the Company's Series A Convertible Preferred Stock issued in May
1996.

Stock Options

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation", encourages but does not require companies to record compensation cost for stock based employee compensation plans at fair value. The Company has chosen to continue to account for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured based on the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the exercise price of the option. Any current income tax benefit from the exercise and early disposition of stock options is accounted for as a credit to additional paid-in-capital.

Change in Accounting Standards

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS 128 specifies new standards designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines. Some of the changes made to simplify EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, (b) eliminating the modified treasury stock method and the three percent materiality provision, and (c) revising the contingent share provisions and the supplemental EPS data requirements. SFAS 128 also makes a number of changes to existing disclosure requirements. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company does not believe SFAS 128 will have a material effect on its EPS calculation.

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued


2. Summary of Significant Accounting Policies, Continued:

Change in Accounting Standards, Continued

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive
Income". SFAS 130 establishes standards for reporting and display of comprehensive income. The purpose of reporting comprehensive income is to present a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. SFAS 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. SFAS 130 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Company does not believe the implementation of SFAS 130 will have a material impact on the financial statements.

In June 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. Once operating segments have been determined, SFAS 131 provides for a two-tier test for determining those operating segments that would need to be disclosed for external reporting purposes. In addition to providing the required disclosures for reportable segments, SFAS 131 also requires disclosure of certain "second level" information by geographic area and for products/services. SFAS 131 also makes a number of changes to existing disclosure requirements. SFAS 131 is effective for fiscal years beginning after December 15, 1997, with earlier application encouraged. The Company does not believe that the implementation of SFAS 131 will have a material impact on the financial statements.

Reclassifications

Certain amounts reflected in the 1996 consolidated financial statements have been reclassified to conform to the 1997 presentation.

3. Inventory:

Inventories consist of the following at June 30:

                                     1997                      1996
                                   ----------                -----------


        Raw materials            $  1,164,970               $  1,891,393

        Work-in-process               474,091                    769,254

        Finished goods                 39,950                    202,264
                                  ------------               ------------
                                 $  1,679,011               $  2,862,911
                                  ============               ============

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

4.Property, Plant and Equipment:

  Property, plant and equipment consists of the following:
    Land                                                               73,000
    Buildings and improvements                                        332,440
    Machinery and equipment                                         9,794,616
    Leasehold improvements                                            973,608
    Furniture and fixtures                                            304,055
    Transportation equipment                                          269,966
    Computer equipment                                                447,087
                                                                  -----------
                                                                   12,194,772
  Less accumulated depreciation                                     6,371,138
                                                                  -----------
        Net property, plant and equipment                         $ 5,823,634
                                                                  ===========


Depreciation expense was $1,745,344 and $1,157,917 for the years ended June 30, 1997 and 1996, respectively. Depreciation expense for June 30, 1997 reflects the effect of a change in useful life of certain assets. The effect of the change was accounted for on a prespective basis.

5. Related Party Transactions:

Management Fees

The Company paid to Millennia $7,855 and $180,000 for administrative services for the years ended June 30, 1997 and 1996, respectively. Management fees payable to Millennia were terminated December 31, 1995.

Employee Stock Ownership Plan

The Company participates in Millennia's Employee Stock Ownership Plan (ESOP). This Plan provides retirement benefits to substantially all employees. The ESOP is a qualified employee benefits plan exempt from taxation under the Internal Revenue Code of 1986, as amended. There were 55,438 and 90,291 shares of Millennia common stock in the ESOP at June 30, 1997 and June 30, 1996, respectively

Effective July 1, 1996, the Board of Directors of Millennia voted to terminate the ESOP. The ESOP stock will, therefore, be distributed to employees of Millennia, DCT, and Tempo Lighting, Inc. who were eligible to participate in the ESOP after a final allocation and accounting of the ESOP is conducted.

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued


6. Revolving Lines of Credit:

The Company has a revolving line of credit agreement for aggregate borrowings of up to $6,950,000. Interest is payable on all outstanding cash advances at the bank's base lending rate (closely related to the bank's prime interest rate) plus 1/2%. At June 30, 1997, $2,485,346 has been drawn upon the Company's line of credit with an interest rate of 9.0%. Any unpaid principal and accrued interest is due on demand, but no later than October 31, 1998. The line of credit is collateralized by accounts receivable, inventory and equipment. The terms of the agreement require, among other provisions, that the Company comply with requirements for maintaining certain cash flow and other financial ratios and restricts the payment of cash dividends.

The Company has failed to meet the covenant requirements for tangible net worth, fixed charge coverage ratio and limitations on unrealized losses. On July 9, 1997, the bank notified the Company that its failure to meet these covenant requirements constitute events of default under the agreement. Until these events of default are cured or waived, the bank has determined to not make any further advances under the capital expenditure term loans and to not make any overadvances under the remaining facilities until the Company has submitted a business recovery plan acceptable to the bank. Additionally, commencing July 9, 1997, the bank, under the terms of the agreement, has begun charging a default interest rate of 13% per annum on all outstanding obligations under the facility. On August 21, 1997, the Company was notified by the bank that it intends, 120 days thereafter, to stop making further advances and to accelerate the maturity of the debt then owed.

The Company is currently reporting to the bank on a monthly basis its performance regarding financial covenants. However, the Company has determined that it is in its best interest to obtain a substitute bank lender and is currently negotiating with several potential bank lenders. Although no assurances can be given, the Company believes that substitute credit facilities can be put in place prior to the accelerated maturity date.

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

7. Long-Term Debt:

Long-term debt as of June 30, 1996 consists of the following:

                                                                                 June 30,        June 30,
                                                                                   1997            1996
                                                                                 ------------    -----------
Various mortgages and notes payable with interest rates ranging from 7.63% to 1%
over prime.  Monthly  payments range from $3,198 to $29,000 and expiration dates
range from 1997 to 2007                                                           $   577,394    $ 2,601,190

Loan payable to a bank in monthly  principal  installments  plus interest at the bank's base rate (prime) plus 1/2%,  maturing  October 1998;  collateralized  by accounts  receivable,  inventory  and  equipment.  The  terms  of the  agreement require, among other provisions, that the Company comply with certain ratios and
covenants                                                                           1,496,700              0
                                                                                  -----------     -----------
                                                                                    2,074,094      2,601,190


Less current portion                                                               (1,564,728)      (935,127)
                                                                                  -----------     -----------

                                                                                  $   509,366    $ 1,666,063
                                                                                  ===========     ===========



Under the terms of certain of the above agreements, the Company is required to comply with certain ratios and covenants. The Company failed to meet certain of these financial covenants. As such, all amounts due under these agreements are classified as current liabilities until the next measurement date. (See Note 6).

The contractual maturities on long-term debt are as follows:

  Years ending June 30,
  ---------------------


         1998                                         $   397,368
         1999                                           1,239,419
         2000                                              78,084
         2001                                              83,854
         2002                                              90,058
         Thereafter                                       185,311
                                                      ------------

                                                      $ 2,074,094
                                                      ============

8.Commitments:

The Company leases its office facilities and certain equipment under operating leases expiring through May 2007. The leases provide for increases based on real estate taxes and operating expenses. The Company also leases facilities and equipment on a month-to-month basis.

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued


 8.Commitments, Continued:

Aggregate future minimum rental payments under the above leases are as follows:


        Years ending June 30,
        ---------------------


             1998                              $     710,046
             1999                                    713,955
             2000                                    718,020
             2001                                    630,050
             2002                                    612,320
             Thereafter                            3,010,574
                                                ------------
                                                 $ 6,394,965
                                                ============


Rent expense under the above leases for the years ended June 30, 1997 and 1996 was $513,529 and $414,075, respectively. The above future minimal rentals include rental of the Indianapolis, Indiana and Fort Lauderdale, Florida
facilities. Management intends to sublease the Fort Lauderdale, Florida facility. (See Note 18).

9.Preferred Stock:

On May 6, 1996, the Company sold 100,000 shares of Series A Convertible Preferred Stock ("Preferred Stock") in a private placement. The Preferred Stock is convertible into common stock at the discretion of the holder at the lesser of (i) 20% discount on the previous five day average closing bid at conversion, or (ii) previous five day average closing bid price at closing. The holder may convert up to 20% of the Preferred Stock every 30 days beginning June 15, 1996. The Preferred Stock is convertible for a term of three years, and accrues dividends at a rate of 7% per annum (dividends are rescinded if the shares are converted in the first year). The holders of the preferred shares do not have any voting rights.

Through June 30, 1997, all 100,000 shares of Series A Preferred Stock had been converted, pursuant to their original terms, into 968,430 shares of Common Stock at an average per share conversion price of $1.08. The terms of the Preferred Stock which provided for a lower conversion price than the quoted market price of the Common Stock at the time of conversion resulted in an aggregate difference of $250,000 which was accounted for as a preferred stock dividend. Such terms take into account a number of factors affecting value, including the ability to market a significant number of shares of the underlying common stock which were negotiated at the time of the issuance of the Preferred Stock.

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued


10.Sales to Major Customers:

During the year ended June 30, 1997, two customers accounted for approximately 38% of the Company's sales. During the year ended June 30, 1996, one customer accounted for approximately 17.6% of the Company's sales.

11.Financial Instruments:

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent other information available to management as of June 30, 1997. Such amounts have not been comprehensively reviewed or updated since that date and, therefore, may not represent current estimates of fair value. At June 30, 1997, the difference between the fair value and the carrying value of debt instruments was not material.

12.Stock Option Plan:

The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. SFAS No. 123 "Accounting for Stock-Based Compensation" was issued by the FASB in 1995 and, if fully adopted, changes the methods for recognition of cost on plans similar to those of the Company. Adoption of SFAS No. 123 is optional; however, pro forma disclosures as if the Company adopted the cost recognition requirements under SFAS No. 123 in 1997 are presented below.

The Company generally offers fixed stock option plans which provide for the granting of non-qualified and incentive stock options to certain employees and members of the Board of Directors of the Company. Generally, options outstanding under the Company's stock option plans: (i) are granted at prices which equate to or are above the market value of the stock on the date of grant, (ii) vest ratably over a year of service vesting period, and (iii) expire five years subsequent to award.

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

12. Stock Option Plan, Continued:

A summary or the status of the Company's fixed stock options as of June 30, 1997 and 1996 and changes during the year ended on those dates is presented below:

                                                                1997
                                                       ------------------------
                                                                       Weighted
                                                                       Average
                                                                       Exercise
                                                         Shares          Price
                                                       ------------------------

        Outstanding at beginning of year                396,625       $   1.58
        Granted                                               0           0.00
        Exercised                                             0           0.00
        Canceled                                        (75,000)          2.00
                                                       --------       --------
        Outstanding at end of year                      321,625       $   1.49
                                                       --------       --------
        Options exercisable at year-end                 321,625
                                                       --------
        Options available for future grant                9,370
                                                       --------
        Weighted average fair value of options
        granted during the  year                           0.00
                                                       ========





                                                                 1996
                                                       ------------------------
                                                                      Weighted
                                                                      Average
                                                                      Exercise
                                                         Shares        Price
                                                       --------       --------

        Outstanding at beginning of year                123,125       $   1.29
        Granted                                         401,000           1.74
        Exercised                                       (57,500)          1.05
        Canceled                                        (70,000)          2.41
                                                       --------       --------
        Outstanding at end of year                      396,625       $   1.58
        Options exercisable at year-end                 271,625
                                                       --------
        Options available for future grant                9,370
                                                       --------
        Weighted average fair value of options
        granted during the year                            1.20
                                                       ========

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued


12.     Stock Option Plan, Continued:

The fair value of each option granted during 1997 and 1996 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                      1997            1996
                                                     ------          ------
        Expected life (years)                             5               5

        Risk free interest rate                        7.00%           7.00%

        Expected volatility                          108.80%         108.80%

        Dividend yield                                    0%              0%


The following table summarizes information about stock options outstanding at June 30, 1997.


                          Options Outstanding                                     Options Exercisable
                      ------------------------------------------------------   --------------------------------
                        Number          Weighted Average      Weighted         Number            Weighted
Range of Exercise       Outstanding at  Remaining             Average          Exercisable at    Average
      Price                6/30/97      Contractual Life      Exercise Price    6/30/97          Exercise Price
-----------------       --------------  ----------------      --------------   --------------    --------------

     $1.00                 10,000               2.0             $   1.00              10,000     $  1.00
  $1.24-$1.58             277,625               3.5                 1.41             277,625        1.41
     $2.30                 34,000               3.0                 2.30              34,000        2.30
-----------------       --------------  ----------------      ---------------  --------------    ---------------
  $1.00 - $2.30           321,625               3.4              $  1.49              321,625    $  1.49
=================       ==============  ================      ===============  ==============    ===============


Had compensation cost for the Company's 1997 and 1996 grants for stock-based compensation plans been determined consistent with SFAS no. 123, the Company's net income (loss), net income (loss) applicable to common stock, and net income
(loss) per common share for 1997 and 1996 would approximate the pro forma amounts below:

                     1997             1997             1996              1996
                   as Reported      as Reported      as Reported      Pro Forma
                  ------------     ------------      -----------      ---------
Net income (loss) $(3,447,489)     $(3,518,489)      $  223,044       $ 108,586
                  ------------     ------------      -----------      ---------

Net income (loss)
applicable to
common stock      $(3,697,389)     $(3,768,489)      $  223,044       $ 108,586
                  ============     ============      ===========      =========
Net income (loss)
per common share  $     (0.57)     $     (0.58)      $     0.04       $    0.02
                  ============     ============      ===========      =========

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

12.     Stock Option Plan, Continued:

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

13.  Income Taxes:

     The provision (benefit) for income taxes is as follows:

                                                       1997             1996
                                                    ----------       ----------
     Current
      Federal                                       $        0       $   23,784
      State                                                  0           21,109
                                                    ----------       ----------
                                                             0           44,893
                                                    ----------       ----------
     Deferred:
      Federal                                         (350,603)          54,395
      State                                           (180,613)           9,715
                                                    ----------       ----------

                                                      (531,216)          64,110
                                                    ----------       ----------

                                                    $ (531,216)         109,003
                                                    ==========       ==========


Reconciliations of the differences between income taxes computed at federal statutory tax rates and consolidated provisions for income taxes are as follows:

                                                        1997             1996
                                                    ----------       ----------

     Tax at federal statutory rate                       (34.0)%           34.0%

     State income tax - net of federal benefit            (5.5)%            5.5%

     Other                                                 0.0 %           15.0

     Reduction in income tax benefit due to
     valuation allowance                                  26.1 %              0%
                                                    ----------      -----------

                                                         (13.4)%           54.4%
                                                    ==========      ===========

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

13.  Income Taxes, Continued:

The tax effects of temporary differences which comprise the deferred tax assets and liabilities are as follows:
                                                                1997
                                                             ---------

     Assets:
       Allowance for doubtful accounts                       $  370,000
       Loss and credit carryforwards                          1,400,000
       Reserve for inventory obsolescence                        18,000
                                                             ----------
         Total deferred tax assets                            1,788,000

     Liabilities:
         Property and equipment - depreciation                  535,000
                                                             ----------
         Total deferred tax liabilities                         535,000
                                                             ----------
         Deferred income taxes, net                           1,253,000
                                                             ----------
     Less:  Valuation allowance                                 879,000
                                                             ----------
     Deferred tax asset                                      $  374,000
                                                             ==========


At June 30,  1997,  the Company had net  operating  loss  carryforwards  for tax
purposes  of   approximately   $4  million  which  may  be  subject  to  certain
restrictions and limitations and which will expire in the year 2012.

At June 30, 1997, the Company had approximately $1,788,000 of unrecognized net deferred tax assets comprised primarily of net operating loss carryforwards, available to offset future taxable income for federal tax purposes. A valuation has been provided against this deferred tax asset as the Company has not demonstrated the ability to consistently sustain taxable income. The Company continues to evaluate the realizability of its deferred tax assets and its estimate is subject to change.

14. Employment Agreements:

The Company has entered into employment agreements with two of its officers. The agreements range for terms of two to three years and contain certain bonus provisions. The minimum annual salaries (excluding bonus arrangements) are $220,500 and $87,500 for the years ending June 30, 1998 and June 30, 1999, respectively.

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

15. Concentration of Credit Risk:

Financial instruments which potentially expose the Company to a concentration of credit risk consist principally of cash, investments, and trade receivables. The Company places substantially all its cash with major financial institutions, and by policy, limits the amount of credit exposure to any one financial institution. The balances, at times, may exceed federally insured limits. At June 30, 1997, the Company did not exceed the insured limit. At June 30, 1997, four equity investments accounted for total investments. Approximately 34% of the Company's accounts receivable, before allowances, was due from three customers at June 30, 1997.

16. Discontinued Operations:

In June 1995, the Company discontinued the operations of Tapes Unlimited, Inc. ("Tapes"). The results of operations of Tapes have been reported separately as a discontinued operation in the Consolidated Statements of Operations.

Summarized results of operations of the discontinued operations of Tapes for 1996 are as follows:

                                                              1996
                                                           ----------
        Net sales                                          $       0
                                                           ==========
        Operating income (loss)                            $       0
                                                           ==========

        Gain (loss) before income taxes                    $ 230,511

        Income tax expense (benefit)                          98,774
                                                           ----------
        Gain (loss) from discontinued operation            $ 131,737
                                                           ==========

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

16. Discontinued Operations, Continued:

The assets and liabilities of Tapes, which have not been reclassified on the consolidated balance sheets, are as follows:

                                                  1997                    1996
                                               ----------             ----------

    Current assets, principally cash,
      accounts receivable and inventories      $       0             $   16,649
        Plant and equipment                            0                      0

                Total assets                   $       0             $   16,649
                                               ==========             ==========

    Accounts payable and accrued
      liabilities, net of amounts
      due to the Company of $0 in 1997
      and $100,967 in 1996                     $  65,000             $   71,856
                                               ----------            -----------

                Total liabilities              $  65,000             $   71,856
                                               ==========            ===========


17. Litigation:

The Company may from time-to-time be party to various legal actions arising during the ordinary course of its business. In addition, the Company is currently involved in the following litigation:

On March 4, 1996, Richard Abrons, allegedly on behalf of the Company, and Adrian Jacoby, allegedly on behalf of an affiliate company, Millennia, brought a purported shareholder derivative lawsuit against the Company's board of directors - Kevin B. Halter, Kevin B. Halter, Jr., Gary C. Evans and James Smith
- as well as Halter Capital Corporation and Securities Transfer Corporation. In addition, the Company and Millennia have been joined as "nominal defendants". In the lawsuit, the plaintiffs have alleged breaches of fiduciary duty, fraud, and violations of state securities laws. The plaintiffs seek unspecified actual and exemplary damages, a constructive trust against the assets of the defendants and an accounting of the affairs of the defendants with respect to their dealings with the Company and Millennia. In addition, the plaintiffs have requested a temporary injunction and the appointment of a receiver for the Company and Millennia.

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

17. Litigation, Continued:

In 1995, Halter Capital Corporation  ("HCC"), in which Kevin B. Halter and Kevin
B. Halter, Jr. (the "Halters") are principals, negotiated the satisfaction of $1,217,000 in debt owed to creditors by Millennia's subsidiary, American Quality Manufacturing Corporation ("AQM", since sold). The Halters are also officers and directors of Millennia. HCC satisfied these debts by transferring, in the aggregate, 1,659,000 shares of Millennia common stock it owned to the creditors. To repay HCC for the AQM indebtedness HCC paid, Millennia transferred to HCC 1,622,000 shares of DCT Common Stock it held as an investment. With the payment of DCT Common Stock to HCC and the salaries or other compensation received from Millennia by the Halters, Mr. Evans and Mr. Smith, plaintiffs assert that each breach their duties of loyalty, usurped corporate opportunities and committed gross mismanagement by wrongfully using Millennia and DCT as instruments for their own and HCC's pecuniary gain to the detriment of Millennia, DCT and their shareholders. If any damages are ultimately awarded to the plaintiffs, those damages will be on behalf of, and for the benefit of, the Company and all of its shareholders. If they are successful, the plaintiffs may recover certain attorney's fees and costs. This case is entitled Richard Abrons et al v. Kevin
B. Halter et al, Cause No. 96-02169-G, in the 134th Judicial District, Dallas County, Texas. Even though the Company is a nominal defendant in the lawsuit, the Plaintiffs have not sought to recover any damages against the Company. In this type of lawsuit, the Company is joined as a procedural matter to make it a party to the lawsuit.

All of the defendants have answered and denied the allegations contained in the plaintiffs' Petition. A certain amount of discovery has been conducted by both plaintiffs and defendants. All of the defendants deny all of the material allegations and claims in the Petition, dispute the plaintiffs' contention that it is a proper shareholder derivative action, deny that the plaintiffs have the right to pursue this lawsuit on behalf of the Company and Millennia and are vigorously defending the lawsuit. In addition, the defendants have filed counterclaims against the plaintiffs and third party actions against Blake Beckham, Attorney at Law, Beckham & Thomas, L.L.P., Sanford Whitman, the former CFO of the Company and Jack D. Brown Jr., the former President of the Company, seeking damages in excess of $50 million. In its counterclaim, the Company has asserted that the filing of this lawsuit and the temporary restraining order the plaintiffs caused to be issued in the case resulted in damages to the Company. However, the Company does not believe that the lawsuit will have any further material impact on the operations or financial condition of the Company. Discovery is continuing and the matter has not been set for trial.

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

As best the Company has been able to determine, in February 1995 Tapes Unlimited duplicated certain videotapes for plaintiff from videotape masters provided by plaintiff. Plaintiff alleges that the duplicates delivered by Tapes Unlimited contained, in part, extraneous and pornographic material which caused plaintiff to lose the business of a certain account, as well as the prospective business of other, unspecified persons. The plaintiff has since ceased doing business.

While this matter has been pending for over one year, the litigation is still in its early stages. Plaintiff's counsel has just advised that he intends to amend the Complaint to add Halter Capital Corporation and Kevin Halter, Sr. as party defendants. Two depositions have been taken and preliminary documents have been exchanged. Due to the early stages of discovery, no evaluation of the likelihood of an unfavorable outcome can be made. Management intends, however, to vigorously contest any liability to Convention Tapes International, Inc.

The Company does not believe that it is currently involved in any additional pending actions that will have a material adverse effect on its business, financial condition and results of operations.

18. Subsequent Events:

On September 17, 1997, the Company shut down its Fort Lauderdale duplication operations. The Fort Lauderdale, Florida, operations have been consolidated with the Company's operations in Indianapolis, Indiana. The Fort Lauderdale facilities were housed in two buildings, one of which was owned by the Company and has been sold. The other building, a leased facility, will be sublet to a new tenant. Additionally, the Company has terminated the operations of its DCT Satellite Division which was also located in Fort Lauderdale.

Management believes that the elimination of these operations will generate future cost savings.