Form 10KSB/A
period 1997-06-30
DIGITAL COMMUNICATIONS TECHNOLOGY CORP
filed 1997-10-08
CIK 743051

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


ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

3.1  Certificate of Incorporation, as amended *
3.2 Certificate of Amendment to Certificate of Incorporation of the Company dated November 8, 1995**
3.3  Bylaws*
4.1  Certificate  of  Designation  of Convertible  Series A Preferred Stock**
10.1 Secured Credit  Agreement with NBDBank, NA***
10.2 Employment Agreement between the Registrant and Hugh C. Coppen**
10.3 Lease  Agreement for Indianapolis,  Indiana  facility*
10.4 Lease Agreement for Ft. Lauderdale,  Florida  facility*
10.5 Lease  Agreement  for relocated  Indianapolis,  Indiana facility
10.5 Employment Agreement between the Registrant and Kevin B. Halter**
21.0 Listing of Subsidiaries

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



/s/  James Smith                                                     September 26, 1997
     ----------------------------------
     James Smith
     Director



/s/  Don R. Benton                                                   September 26, 1997
     ----------------------------------
     Don R. Benton
     Director

                                  EXHIBIT 10.5

        Lease Agreement for the Relocated Indianapolis, Indiana facility


                                 LEASE AGREEMENT

     THIS LEASE is executed this 25th day of February, 1997, by and between DUKE REALTY LIMITED PARTNERSHIP, an Indiana limited partnership ("Landlord"), and DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION, a Delaware corporation ("Tenant").

                                   WITNESSETH:

                          ARTICLE 1 - LEASE OF PREMISES

          Section 1.01. Basic Lease Provisions and Definitions.

A. Leased Premises Address: 4925 West 86th Street; Indianapolis, Indiana 46268; Building No. 129 (the "Building");

B.   Rentable Area: approximately 172,000 square feet;

     Landlord shall use commercially reasonable standards, consistently applied, in determining the Rentable Area and the rentable area of the Building. Landlord's determination of Rentable Area made in good faith shall conclusively be deemed correct for all purposes hereunder, including without limitation the calculation of Tenant's Proportionate Share and Tenant's Minimum Annual Rent; provided however, that Landlord agrees that Rentable Area shall be calculated based upon ground floor square footage and shall not include any mezzanine areas.

C. Tenant's Proportionate Share: 53.75% (The total square footage of the Building being approximately 320,000 square feet);

D.   Minimum Annual Rent:

            June 1, 1997 - May 31, 2007                     $612,320.04 per year

E.   Monthly Rental Installments:

            June 1, 1997 - May 31, 2007                     $51,026.67 per month

F. Landlord's Share of Expenses: $0.91 times the rentable area of the Building;

G.   Term: ten (10) years;

H.   Commencement Date: June 1, 1997;

I.   Security Deposit: $51,026.67;

J.   Guarantor(s): N/A;

K. Broker(s): Duke Realty Limited Partnership representing Landlord, and Spero Pulos of Harding Dahm & Co. representing Tenant;

L. Permitted Use: Office, distribution, order fulfillment and warehouse use in connection with the reproduction of music and video on compact discs and video tapes, or any other lawful use provided that Tenant first obtains Landlord's prior written consent, which consent shall not be unreasonably withheld;

M.   Address for notices:

         Landlord:         Duke Realty Limited Partnership
                           8888 Keystone Crossing, Suite 1200
                           Indianapolis, IN 46240

         Tenant: Digital Communications Technology Corporation 4925 West 86th Street
                           Indianapolis, IN  46268

         Address for rental and other payments:

                           Duke Realty Limited Partnership
                           P.O. Box 66259
                           Indianapolis, IN  46266

     Section 1.02. Leased Premises. Landlord hereby leases to Tenant and Tenant leases from Landlord subject to all of the terms and conditions set forth herein, that portion of the Building described in the Basic Lease Provisions and outlined on Exhibit A attached hereto (the "Leased Premises"). Landlord also grants to Tenant, together with and subject to the rights granted from time to time by Landlord to other Tenants and occupants of Landlord's premises, the right to use the common parking area adjoining the Building.

                         ARTICLE 2 - TERM AND POSSESSION

     Section 2.01. Term. The term of this Lease ("Lease Term") shall be the period of time specified in the Basic Lease Provisions and shall commence on the Commencement Date described in the Basic Lease Provisions (except as otherwise provided in Section 17.13 hereof). Upon delivery of possession of the Leased Premises to Tenant (other than for fixturing purposes as contemplated in Section
17.13 hereof), Tenant shall execute a letter of understanding acknowledging (i) the Commencement Date of this Lease, and (ii) that Tenant has accepted the Leased Premises for occupancy and that the condition of the Leased Premises (including any Tenant finish improvements constructed thereon) and the Building was at the time satisfactory and in conformity with the provisions of this Lease in all respects. Except for any items set forth by Landlord and Tenant on a punchlist to be prepared by the parties pursuant to a "walk through" of the Leased Premises to be performed prior to Tenant's occupancy, if Tenant takes possession of, occupies and commences business use of the Leased Premises, Tenant shall be deemed to have accepted the Leased Premises as described above, even though Tenant may not have executed the letter of understanding.

     Section 2.02. Construction of Tenant Improvements. Tenant has personally inspected the Leased Premises and, except as otherwise expressly provided in
Article 7 hereof, accepts the same "as is" without representation or warranty by Landlord of any kind and with the understanding that Landlord shall have no responsibility with respect thereto except to construct in a good and workmanlike manner the improvements designated as Landlord's obligations in the attached Exhibit B, so that the Leased Premises will be available for Tenant's occupancy by the Commencement Date. Such improvements shall be in accordance with and at the expense of the party indicated on Exhibit B.

     Section 2.03. Surrender of the Premises. Upon the expiration or earlier termination of this Lease, or upon the exercise by Landlord of its right to re-enter the Leased Premises without terminating this Lease, Tenant shall immediately surrender the Leased Premises to Landlord, in broomclean condition and in good order, condition and repair, except for ordinary wear and tear and damage which Tenant is not obligated to repair. Tenant shall also remove its personal property, trade fixtures and any of Tenant's alterations designated by Landlord; promptly repair any damage caused by such removal; and restore the Leased Premises to the condition existing prior to the installation of the items so removed. If Tenant fails to do so, Landlord may restore the Leased Premises to such condition at Tenant's expense, and Landlord may cause all of said property to be removed at Tenant's expense, and Tenant hereby agrees to pay all the costs and expenses thereby reasonably incurred. All property of Tenant which is not removed within twenty (20) days following Landlord's written demand therefor shall be conclusively deemed to have been abandoned by Tenant, and Landlord shall be entitled to dispose of such property without thereby incurring any liability to Tenant; provided however, that Landlord shall not be liable to Tenant for any damage to Tenant's property subsequent to the expiration or earlier termination of this Lease except to the extent that such damage results directly from Landlord's negligence. The provisions of this section shall survive the expiration or other termination of this Lease.

     Section 2.04. Holding Over. If Tenant retains possession of the Leased Premises after the expiration or earlier termination of this Lease, Tenant shall become a Tenant from month to month at 125% of the Monthly Rental Installment in effect at the end of the Lease Term (plus Additional Rent as provided in Article 3 hereof), and otherwise upon the terms, covenants and conditions herein specified, so far as applicable. Acceptance by Landlord of rent after such expiration or earlier termination shall not result in a renewal of this Lease, and Tenant shall vacate and surrender the Leased Premises to Landlord upon Tenant being given thirty (30) days prior written notice from Landlord to vacate.

                                ARTICLE 3 - RENT

     Section 3.01. Base Rent. Tenant shall pay to Landlord as Minimum Annual Rent for the Leased Premises the sum specified in the Basic Lease Provisions, payable in equal consecutive Monthly Rental Installments, in advance, without deduction or offset, beginning on the Commencement Date and on or before the first day of each and every calendar month thereafter during the Lease Term. The Monthly Rental Installment for partial calendar months shall be prorated based on the number of days during the month this Lease was in effect in relation to the total number of days in such month.

     Section 3.02. Additional Rent. In addition to the Minimum Annual Rent specified in this Lease, Tenant agrees to pay to Landlord for each calendar year during the Lease Term, as "Additional Rent," Tenant's Proportionate Share (as described in the Basic Lease Provisions) of all costs, charges and expenses paid or incurred by Landlord during the Lease Term for Real Estate Taxes and Operating Expenses for the Building and appurtenant common areas (collectively "Common Area Charges") to the extent such Common Area Charges exceed Landlord's Share of Expenses (that is, Common Area Charges minus Landlord's Share of Expenses, mites Tenant's Proportionate Share).

     "Operating Expenses" shall mean all of Landlord's expenses for operation, repair, replacement and maintenance as necessary to keep the Building and appurtenant common areas and access roads in good order, condition and repair, including, but not limited to, management fees; utilities; stormwater discharge fees; license, permit, inspection and other fees; environmental and pollution testing and consultation fees related thereto; fees and assessments imposed by any covenants or owners' association; tools and supplies; security services; insurance premiums; and maintenance and repair of the driveways, adjacent roadways and parking areas (including snow removal), exterior lighting facilities, landscaped areas, walkways, curbs, drainage strips, sewer lines, exterior walls, foundation, structural frame, roof and gutters. Operating
Expenses shall not include costs of capital improvements unless such capital improvements are required by any governmental authority, law or regulation, in which event such capital expenditure shall be amortized pursuant to generally accepted accounting principles, and only the amortized portion thereof shall be included in Operating Expenses each year.

     "Real Estate Taxes" shall include any form of real estate tax or assessment, general, special, ordinary or extraordinary, and any license fee, commercial rental tax, improvement bond or bonds, levy or tax (other than inheritance, income or estate taxes) imposed upon the Building and appurtenant common areas and access roads (or against Landlord's business of leasing the Building) by any authority having the direct or indirect power to tax, together with costs and expenses of contesting the validity or amount of Real Estate Taxes. If the property is not separately assessed, then Tenant's liability shall be an equitable proportion of the real estate taxes for all of the land and improvements included within the tax parcel assessed.

     Tenant shall pay, prior to delinquency, all taxes assessed against and levied upon trade fixtures, furnishings, equipment and all other personal property of Tenant contained in the Leased Premises or elsewhere. Tenant shall cause such trade fixtures, furniture, equipment and all other personal property to be assessed and billed separately from the Leased Premises.

     Section 3.03. Payment of Additional Rent. Landlord shall be entitled to estimate the total amount of Additional Rent to be paid by Tenant during each calendar year of the Lease Term, whereupon commencing on the Commencement Date, Tenant shall pay to Landlord each month, at the same time the Monthly Rental Installment is due, an amount equal to one-twelfth (1/12) of the estimated Additional Rent for such year. Within a reasonable time after the end of each calendar year, Landlord shall submit to Tenant a statement of the actual amount of such Additional Rent and within thirty (30) days after receipt of such statement, Tenant shall pay any deficiency between the actual amount owed and the estimates paid during such calendar year, or in the event of overpayment, Landlord shall credit the amount of such overpayment toward the next installments of Minimum Rent; provided, however, Tenant shall not be entitled to a credit if actual Common Area Charges are less than Landlord's Share of Expenses. To the extent that the Lease Term includes any partial calendar years, the Additional Rent included in this section shall be prorated based upon the number of days in such calendar year included within the Lease Term divided by 360.

     Section 3.04. Late Charges. Tenant acknowledges that Landlord shall incur certain additional unanticipated costs and expenses, including administrative costs and attorneys' fees, if Tenant fails to timely pay any payment required hereunder. Therefore, as compensation for such additional expenses, and in addition to the other remedies available to Landlord hereunder, if any payment of Minimum Rent or any other sum or charge required to be paid by Tenant to Landlord hereunder shall become overdue for a period of ten (10) days, a late charge of five percent (5%) of the payment so due shall be paid by Tenant as additional rent. Notwithstanding the foregoing sentence, Landlord shall provide Tenant with a written courtesy notice of such default and Tenant shall have an additional five (5) days to cure such default before Landlord imposes such late charge; provided, however, that Landlord shall not be required to give such courtesy notice more than one (1) time with respect to any particular default, nor more than two (2) times in any consecutive twelve (12) month period with respect to any payment defaults in the aggregate. In addition, if Tenant fails to pay within fifteen (15) days after the same is due and payable any sum or charge required to be paid by Tenant to Landlord, such unpaid amount shall bear interest from the due date thereof to the date of payment at the rate of fifteen percent (15%) per annum.

     Section 3.05. Maximum Increase in Operating Expenses. Notwithstanding anything in this Lease to the contrary:

     a) Uncontrollable Expenses. Tenant will be responsible for Tenant's Proportionate Share of Real Estate Taxes, reasonable costs and expenses of contesting the validity or amount of Real Estate Taxes; insurance premiums; snow removal; association dues; and any other expenses which Landlord shall reasonably determine to be uncontrollable expenses, without regard to the level of increase in any or all of the above in any year or other period of time.

     b) Controllable Expenses. Tenant's obligation to pay increases in costs and expenses related to: water and sewer; repair and maintenance of the roof, landscaping and parking lot; mowing, management fees, trash collection, fire protection, security and other costs associated with the exterior maintenance of the Building (herein "Controllable Expenses") shall be limited to a $0.015 per square foot increase each calendar year commencing with calendar year 1998 over the amount the Controllable Expenses would have been had the Controllable Expenses increased at the rate of $0.015 per square foot per annum in all previous calendar years. For purposes of this Lease and the foregoing calculation, the 1997 calendar year's Controllable Expenses per square foot shall be Seventeen Cents ($.17).

     Section 3.06. Books and Records; Audit. Tenant shall have the right to audit Landlord's book and records pertaining to Additional Rent for any year within 60 days after receipt of a reconciliation statement therefor so as to verify the accuracy of same. Any information obtained by Tenant pursuant to such audit shall be kept confidential by Tenant. If such audit accurately discloses an error in calculation of Additional Rent, Landlord shall credit Tenant for any overcharge or bill Tenant for any undercharge.

                          ARTICLE 4 - SECURITY DEPOSIT

     Tenant, upon execution of this Lease, shall deposit with Landlord the Security Deposit as specified in the Basic Lease Provisions as security for the full and faithful performance by Tenant of all of the terms, conditions and covenants contained in this Lease on the part of Tenant to be performed, including but not limited to the payment of the rent. In the event of a default by Tenant of any term, condition or covenant herein contained, Landlord may apply all or any part of such security deposit to curing all or any part of such default; and Tenant agrees to promptly, upon demand, deposit such additional sum with Landlord as may be required to maintain the full amount of the security deposit. All sums held by Landlord pursuant to this section shall be without interest. Within thirty (30) days after the end of the Lease Term, provided that there is then no uncured default, Landlord shall return the security deposit to Tenant.

                                 ARTICLE 5 - USE

     Section 5.01. Use of Leased Premises. The Leased Premises are to be used by Tenant solely as provided in the Basic Lease Provisions, and for no other purposes without the prior written consent of Landlord, which consent shall not be unreasonably withheld.

     Section 5.02. Covenants of Tenant Regarding Use. In connection with its use of the Leased Premises, Tenant agrees to do the following:

     (a) Tenant shall (i) use and maintain the Leased Premises and conduct its business thereon in a safe, careful, reputable and lawful manner, (ii) comply with all laws, rules, regulations, orders, ordinances, directions and requirements of any governmental authority or agency, now in force or which may hereafter be in force, including without limitation those which shall impose upon Landlord or Tenant any duty with respect to or triggered by a change in the use or occupation of, or any improvement or alteration to, the Leased Premises, and (iii) comply with and obey all reasonable directions of the Landlord, including any Rules and Regulations that may be adopted by Landlord from time to time.

     (b) Tenant shall not (i) use the Leased Premises for any unlawful purpose or act, (ii) commit or permit any waste or damage to the Leased Premises, (iii) store any inventory, equipment or any other materials outside the Leased Premises without the prior written approval of Landlord (provided, however, that Landlord agrees that Tenant may be permitted to store pallets outside the Leased Premises in the area at the Southwest corner of the Building as shown on the attached Exhibit A so long as such area is within a fenced enclosure to be constructed by Tenant at its own expense and provided that such storage is in compliance with all governmental laws, rules and regulations), or (iv) do or permit anything to be done in or about the Leased Premises or appurtenant common areas which constitutes a nuisance or which will in any way obstruct or interfere with the rights or other Tenants or occupants of the Building or injure or any them. Landlord shall into be responsible to Tenant for the nonperformance by any other Tenant or occupant of the Building of its lease or of any Rules and Regulations. Landlord agrees that any enforcement of any Rules and regulations by Landlord will be done on a non-discriminatory basis.

     (c) Tenant shall not overload the floors of the Leased Premises as to cause damage to the floor. All damage to the floor structure or foundation of the Building due to improper positioning or storage of items or materials shall be repaired by Landlord at the sole expense of Tenant, who shall reimburse Landlord immediately therefor upon demand.

     (d) Tenant shall not use the Leased Premises, or allow the Leased Premises to be use, for any purpose or in any manner which would, in Landlord's opinion, invalidate any policy of insurance now or hereafter carried on the Building or increase the rate of premiums payable on any such insurance policy. Should Tenant fail to comply with this covenant, Landlord may, at its option, require Tenant to stop engaging in such activity or to reimburse Landlord as Additional Rent for any increase in premiums charged during the term of this Lease on the insurance carried by Landlord on the Leased Premises and attributable to the use being made of the Leased Premises by Tenant.

     (e) Tenant may, at its own expense, erect a sign concerning its business which shall be in keeping with the decor and other signs on the Building, provided that such sign is first approved by Landlord in writing, which consent shall not be unreasonably withheld. Landlord's approval, if given, may be conditioned upon such criteria as Landlord deems reasonably appropriate to maintain the area in a neat and attractive manner. Notwithstanding the foregoing, Landlord approves the signage described on the attached Exhibit C. Tenant agrees to maintain any sign in good state of repair, and upon expiration of the Lease term, Tenant shall promptly remove the sign and repair any resulting damage to the Leased Premises or Building.

     Section 5.03. Landlord's Rights Regarding Use. In addition to the rights specified elsewhere in this Lease, Landlord shall have the following rights regarding the use of the Leased Premises or the appurtenant common areas by Tenant, its employees, agents, customers and invitees, each of which may be exercised without notice or liability to Tenant:

     (a) Landlord may install such signs, advertisements, notices or Tenant identification information as it shall deem reasonably necessary or proper.

     (b) Landlord shall have the right at any time to reasonably change or otherwise alter the appurtenant common areas so long as Tenant's access to the Leased Premises are not unreasonably and materially impaired thereby. Landlord may control the appurtenant common areas in such manner as it reasonably deems necessary or proper.

     (c) Landlord or Landlord's agent shall be permitted to inspect or examine the Leased Premises at any reasonable time during normal business hours (except in the event of an emergency), and Landlord shall have the right to make any repairs to the Leased Premises which are necessary for its preservation; provided, however, that any repairs made by Landlord shall be at Tenant's expense, except as provided in Section 7.02 hereof. If Tenant is not present to open and permit such entry into the Leased Premises at any time when such entry is necessary or permitted hereunder, Landlord and its employees and agents may enter the Leased Premises by means of a master or pass key or otherwise. Landlord shall incur no liability to Tenant for such entry, nor shall such entry constitute an eviction of Tenant or a termination of this Lease, or entitle Tenant to any abatement of rent therefor.

                       ARTICLE 6 - UTILITIES AND SERVICES

     Tenant shall obtain in its own name and shall pay directly to the appropriate supplier the cost of all utilities and services serving the Leased Premises, including but not limited to: natural gas, heat, light, electrical power, telephone, janitorial service, refuse disposal and other utilities and services. However, water and sewer utilities are jointly metered with other property, and Landlord shall make a reasonable determination of Tenant's proportionate share of the cost of such water and sewer utilities and Tenant shall pay such share to Landlord within fifteen (15) days after receipt of Landlord's written statement. Landlord shall not be liable in damages or otherwise for any failure or interruption of any utility service or other service furnished to the Leased Premises; and no such failure or interruption shall entitle Tenant to terminate this Lease or withhold sums due hereunder.

                       ARTICLE 7 - MAINTENANCE AND REPAIRS

     Section 7.01. Tenant's Responsibility. During the term of this Lease, Tenant shall, at its own cost and expense, maintain in good condition and repair the interior of the Leased Premises, including but not limited to the electrical systems, heating and air conditioning systems, plate glass, floors, windows and doors, sprinkler and plumbing systems. Tenant, at its expense, shall obtain a preventive maintenance contract on the heating, ventilating and air-conditioning systems which shall be subject to Landlord's reasonable approval. Tenant shall provide Landlord with a copy of the preventive maintenance contract no later than ninety (90) days after the Commencement Date. The preventive maintenance contract shall provide for the inspection and maintenance of the heating, ventilating and air conditioning system on not less than a semi-annual basis. Notwithstanding the foregoing, provided Tenant maintains a preventative maintenance contract approved by Landlord, Landlord warrants the Leased Premises to be free from material defects in materials or workmanship for the first year of the term of the Lease. Additionally, Landlord will use good faith efforts to make available to Tenant any and all warranties received by Landlord from subcontractors and manufacturers with respect to the Leased Premises and the equipment/systems servicing same.

     Section 7.02. Landlord's Responsibility. Landlord represents to Tenant that as of the date hereof the Leased Premises are in compliance in all material respects with all governmental laws, rules and regulations concerning the construction thereof. During the term of this Lease, Landlord shall maintain in good condition and repair the roof, exterior walls, foundation and structural frame of the Building and the parking and landscaped areas, the costs of which shall be included in Operating Expenses except to the extent otherwise provided in Section 3.02 hereof; provided, however, that to the extent any of the foregoing items require repair because of the negligence, misuse, or default of Tenant, its employees, agents, customers or invitees, Landlord shall make such repairs at Tenant's expense.

     Section 7.03. Alterations. Tenant shall not permit structural or non-structural alterations or additions in or to the Leased Premises unless and until the plans have been approved by Landlord in writing, which approval shall not be unreasonably withheld or delayed so long as same is in compliance with all applicable building codes and does not negatively affect the marketability or value of the Building. Landlord agrees that such work may be performed by third party contractors subject to Landlord's prior written approval, which approval shall not be unreasonably withheld. As a condition of such approval, Landlord may require Tenant to remove the alterations and restore the Leased Premises upon termination of this Lease; otherwise, all such alterations or improvements, except movable office furniture and equipment and trade fixtures, shall at Landlord's option become a part of the realty and the property of Landlord, and shall not be removed by Tenant. If Landlord consents to Tenant's performance of alterations or additions to the Leased Premises, Tenant shall ensure that all alterations and improvements which are made or necessitated thereby shall be made in accordance with all applicable laws, regulations and building codes, in a good and workmanlike manner and in quality equal to or better than the original construction of the Building. Landlord's approval of the plans, specifications and working drawings for Tenant's alterations shall create no responsibility or liability on the part of Landlord for their completeness, design sufficiency, or compliance with all laws, rules and regulations of governmental agencies or authorities. Tenant shall indemnify and save harmless Landlord from all costs, loss or expense in connection with any construction or installation. No person shall be entitled to any lien directly or indirectly derived through or under Tenant or through or by virtue of any act or omission of Tenant upon the Leased Premises for any improvements or fixtures made thereon or installed therein or for or on account of any labor or material furnished to the Leased Premises or for or on account of any labor or material furnished to the Leased Premises or for or on account of any matter or thing whatsoever; and nothing in this Lease contained shall be construed to constitute a consent by Landlord to the creation of any lien. If any lien is filed against the Leased Premises for work claimed to have been done for, or material claimed to have been furnished to, Tenant, Tenant shall cause such lien to be discharged of record within thirty (30) days after filing by bonding or in any other lawful manner, or otherwise provide security/collateral reasonably acceptable to Landlord during the period that Tenant diligently contests such lien. Tenant shall indemnify and save harmless Landlord from all costs, losses, expenses, and attorneys' fees in connection with any such lien.

                              ARTICLE 8 - CASUALTY

     Section 8.01. Casualty. In the event of total or partial destruction of the Building or the Leased Premises by fire or other casualty, Landlord agrees to promptly restore and repair the Leased Premises at Landlord's expense; provided, however, that Landlord's obligation hereunder shall be limited to the reconstruction of such of the Tenant finish improvements as were originally required to be made by Landlord, if any. Any insurance proceeds not used by Landlord in restoring or repairing the Leased Premises shall be the sole property of Landlord. Rent shall proportionately abate during the time that the Leased Premises or part thereof are unusable because of any such damage thereto. Notwithstanding the foregoing, if the Leased Premises are (i) so destroyed that they cannot be repaired or rebuilt within one hundred twenty (120) days from the date of the casualty event; or (ii) destroyed by a casualty which is not covered by the insurance required hereunder or, if covered, such insurance proceeds are not released by any mortgagee entitled thereto or are insufficient to rebuild the Building and the Leased Premises; then , in case of a clause (i) casualty, either Landlord or Tenant may, or, in the case of a clause (ii) casualty, then Landlord may, upon thirty (30) days written notice to the other party, terminate and cancel this Lease; and all further obligations hereunder shall thereupon cease and terminate.

     Section 8.02. Fire and Extended Coverage Insurance. During the term of this Lease, Landlord shall maintain fire and extended coverage insurance on the Building, but shall not protect Tenant's property on the Leased Premises; and, notwithstanding the provisions of Section 9.01, Landlord shall not be liable for any damage to Tenant's property, regardless of cause, except to the extent caused directly by the negligence of Landlord or its employees or, agents. Tenants hereby expressly waives any right of recovery against Landlord (or any other Tenant of the Building) for damage to any property of Tenant located in or about the Leased Premises, however caused except to the extent caused directly by, the negligence of Landlord or its employees or, agents; and, notwithstanding the provisions of Section 9.01 below, Landlord hereby expressly waives any rights of recovery against Tenant for damage to the Leased Premises or the Building which is insured against under Landlord's fire and extended coverage insurance. All insurance policies maintained by Landlord or Tenant as provided in this Lease shall contain an agreement by the insurer waiving the insurer's right of subrogation against the other party to this Lease and agreeing not to acquire any rights of recovery which the insured has expressly waived prior to loss.

                         ARTICLE 9 - LIABILITY INSURANCE

     Section 9.01. Tenant's Responsibility. Except to the extent such damage, injury or death is directly the result of Landlord's negligence, Landlord shall not be liable to Tenant or to any other person for (i) damage to property or injury or death to persons due to the condition of the Leased Premises, the Building or the appurtenant common areas, or (ii) the occurrence of any accident in or about the Leased Premises or the appurtenant common areas, or (iii) any act or neglect of Tenant or any other Tenant or occupant of the Building or of any other person; and Tenant hereby releases Landlord from any and all liability for the same. Tenant shall be liable for, and shall indemnify and defend Landlord and hold it harmless from, any and all liability for (i) any act or neglect of Tenant and any person coming on the Leased Premises or appurtenant common areas by the license of Tenant, express or implied, (ii) any damage to the Leased Premises, and (iii) any loss of or damage or injury to any person (including death resulting therefrom) or property cause, except for any loss or damage from fire or casualty insured as provided in Section 8.02 and except to the extent for that caused directly by Landlord's negligence. Notwithstanding the foregoing, Tenant shall bear the risk of any loss or damage to its property as provided in Section 8.02.

     Section 9.02. Tenant's Insurance. Tenant, in order to insure against the liabilities specified in this Lease, shall at all times during the term of this Lease carry, at its own expense, one or more policies of general public liability and property damage insurance, issued by one or more insurance companies acceptable to Landlord, with the following minimum coverages:

A.   Worker's Compensation: minimum statutory amount.

B. Comprehensive General Liability Insurance, including blanket, contractual liability, broad form property damage, personal injury, completed operations, products liability, and fire damage: Not less than $1,000,000 Combined Single Limit for both bodily injury and property damage.

C. Fire and Extended Coverage, Vandalism and Malicious Mischief, and Sprinkler Leakage insurance, if applicable, for the full cost of replacement of Tenant's property.

D.   Business interruption insurance.

The insurance policy or policies shall protect Tenant and Landlord as their interests may appear, naming Landlord and Landlord's managing agent and mortgagee as additional insureds, and shall provide that they may not be cancelled on less than thirty (30) days prior written notice to Landlord. Tenant shall furnish Landlord with Certificates of Insurance evidencing all required coverage. Should Tenant fail to carry such insurance and furnish Landlord with such Certificates of Insurance after a request to do so, Landlord shall have the right to obtain such insurance and collect the cost thereof from Tenant as additional rent.


                           ARTICLE 10 - EMINENT DOMAIN

     If all or any substantial part of the Building or appurtenant common areas shall be acquired by the exercise of eminent domain, Landlord may terminate this Lease by giving written notice to Tenant within fifteen (15) days after possession thereof is so taken. If all or any part of the Leased Premises shall be acquired by the exercise of eminent domain in such a manner that the Leased Premises shall become unusable by Tenant for the purpose for which it is then being used, Tenant may terminate this Lease by giving written notice to Landlord within fifteen (15) days after possession of the Leased Premises or part thereof is so taken. Tenant shall have no claim against Landlord on account of any such acquisition for the value of any unexpired lease term remaining after possession of the Leased Premises is taken. All damages awarded with respect to the Leased Premises shall be divided between Landlord and Tenant as their interests then appear.

                      ARTICLE 11 - ASSIGNMENT AND SUBLEASE

     Tenant shall not assign this Lease or sublet the Leased Premises in whole or in part without Landlord's prior written consent, which consent shall not be unreasonably withheld or delayed. Notwithstanding the foregoing sentence, Tenant may, without Landlord's prior written consent, assign this Lease or sublet the Leased Premises to an entity controlled by, controlling, or under common control with Tenant; provided however, that Tenant shall promptly notify Landlord of such an event and provide Landlord with a copy of the written instrument effecting same. In the event of any assignment or subletting, Tenant shall remain primarily liable to perform all of the covenants and conditions contained in this Lease, including but not limited to payment of Minimum Rent and Additional Rent as not limited to payment of Minimum Rent and Additional Rent as provided herein. The acceptance of rent from any other person shall not be deemed to be a waiver of any of the provisions of this Lease or to be a consent to the assignment of this Lease or the subletting of the Leased Premises.

     Without in any way limiting Landlord's right to refuse to consent to any assignment or subletting of this Lease, Landlord reserves the right to refuse to give such consent if in Landlord's discretion and opinion (i) the use of the Leased Premises is or may be materially, adversely affected; (ii) the business reputation of the proposed assignee or subTenant is reasonably deemed unacceptable; or (iii) the financial worth of the proposed assignee or subTenant is insufficient to meet the obligations hereunder. Landlord further expressly reserves the right to refuse to give its consent to any subletting if the proposed rent is publicly advertised in trade journals to be less than the then current rent for similar premises in the Park. Tenant agrees to reimburse Landlord for reasonable accounting and attorneys' fees incurred in conjunction with the processing and documentation of any such requested transfer, assignment, subletting or any other hypothecation of this Lease or Tenant's interest in and to the Leased Premises.

                       ARTICLE 12 - TRANSFERS BY LANDLORD

     Section 12.01. Sale and Conveyance of the Building. Landlord shall have the right to sell and convey the Building at any time during the term of this Lease, subject only to the rights of Tenant hereunder; and such sale and conveyance shall not operate to release Landlord from liability hereunder accruing before the date of such conveyance.

     Section 12.02. Subordination and Estoppel Certificate. Landlord shall have the right to subordinate this Lease to any mortgage presently existing or hereafter placed upon the Building by so declaring in such mortgage; and the recording of any such mortgage shall make it prior and superior to this Lease regardless of the date of execution or recording of either document. Within thirty (30) days following receipt of a written request from Landlord, Tenant shall execute and deliver to Landlord, without cost:

     (a) any instrument which Landlord may deem necessary or desirable to confirm the subordination of this Lease, provided same contains a reasonable non-disturbance provision. If Tenant fails or refuses to do so, Landlord may execute such instrument in the name and as the act of Tenant.

     (b) an estoppel certificate in such form as Landlord may reasonably request certifying (i) that this Lease is in full force and effect and unmodified (or, if modified, stating the nature of such modification), (ii) the date to which rent has been paid, (iii) that there are not, to Tenant's knowledge, any uncured defaults (or specifying such defaults if any are claimed), and (iv) any other matters or state of facts reasonably required respecting the Lease or Tenant's occupancy of the Leased Premises. Such estoppel may be relied upon by Landlord and by any purchaser or mortgagee of all or any part of the Building. Tenant's failure to deliver such statement within such period shall be conclusive upon Tenant that this Lease is such period shall be conclusive upon Tenant that this Lease is in full force and effect and unmodified and that there are no uncured defaults in Landlord's performance hereunder.

     (c) Notwithstanding the foregoing, if the mortgagee shall take title to the Leased Premises through foreclosure or deed in lieu of foreclosure, Tenant shall be allowed to continue in possession of the Leased Premises as provided for in this Lease so long as Tenant shall not be in default. Tenant shall, in the event any proceedings are brought to foreclose any such mortgage, attorn to the purchaser upon any such foreclosure and recognize such purchaser as the landlord under this Lease Landlord represents to Tenant that there is no mortgage lien against the Building as of the date hereof.

     Section 12.03. Lender's Rights. Landlord shall have the right, at any time and from time to time, to notify Tenant in writing that Landlord has placed a mortgage on the Building, specifying the identity of the Lender ("Lender"). Following receipt of such notice, Tenant agrees to give such Lender a copy of any notice of default served by Tenant on Landlord. Tenant further agrees that if Landlord fails to cure any default as provided in Section 13.03 herein, Lender shall have an additional thirty (30) days within which to cure such default; provided, however, that if the term, condition, covenant or obligation to be performed by Landlord is of such nature that the same cannot reasonably be performed within such thirty-day period, such default shall be deemed to have been cured if Lender commences such performance within said thirty-day period and thereafter diligently completes the same.

                         ARTICLE 13 - DEFAULT AND REMEDY

     Section 13.01. Default. The occurrence of any of the following shall be deemed an "Event of Default":

     (a) Tenant shall fail to pay any Monthly Rental Installment or Additional Rent within ten (10) days after the same shall be due and payable, or Tenant shall fail to pay any other amounts due Landlord from Tenant within fifteen (15) business days after the same shall be due and payable. Landlord shall provide Tenant with a written courtesy notice of such default and Tenant shall have an additional five (5) days to cure such default before Landlord exercises its default remedies; provided. however. that Landlord shall not be required to give such courtesy notice more than one (1) time with respect to any particular default, nor more than two (2) times in any consecutive twelve (12) month period with respect to any payment defaults in the aggregate.

     (b) Tenant shall fail to perform or observe any term, condition, covenant or obligation as required under this Lease for a period of thirty (30) days after notice thereof from Landlord; provided, however, that if the nature of Tenant's default is such that more than thirty days are reasonably required to cure, then such default shall be deemed to have been cured if Tenant commences such performance within said thirty day period and thereafter diligently completes the required action within a reasonable time.

     (c) All or substantially all of Tenant's assets in the Leased Premises or Tenant's interest in this Lease are attached or levied under execution (and Tenant does not discharge the same within sixty (60) days thereafter); a petition in bankruptcy, insolvency, or for reorganization or arrangement is filed by or against Tenant (and Tenant fails to secure a stay or discharge thereof within sixty (60) days thereafter); Tenant shall be insolvent and unable to pay its debts as they become due; Tenant makes a general assignment for the benefit of creditors; Tenant takes the benefit of any insolvency action or law; the appointment of a receiver or trustee in bankruptcy for Tenant or its assets if such receivership has not been vacated or set aside within sixty (60) days thereafter; dissolution or other termination of Tenants corporate charter if Tenant is a corporation.

     Section 13.02. Remedies. Upon the occurrence of any Event of Default, Landlord shall have the following rights and remedies, in addition to those allowed by law, any one or more of which may be exercised without further notice to or demand upon Tenant:

     (a) Landlord may apply the security deposit or re-enter the Leased Premises and cure any default of Tenant, and Tenant shall reimburse Landlord as additional rent for any costs and expenses which Landlord thereby incurs; and Landlord shall not be liable to Tenant for any loss or damage which Tenant may sustain by reason of Landlord's action, regardless of whether caused by Landlord's negligence or otherwise.

     (b) Landlord may terminate this Lease or, without terminating this Lease, terminate Tenant's right to possession of the Leased Premises as of the date of such default, and thereafter (i) neither Tenant nor any person claiming under or through Tenant shall be entitled to possession of the Leased Premises, and Tenant shall immediately surrender the Leased Premises to Landlord; and (ii) Landlord may re-enter the Leased Premises and dispossess Tenant and any other occupants of the Leased Premises by any lawful means and may remove their effects, without prejudice to any other remedy which Landlord may have. Upon the termination of this Lease, Landlord may declare the present value (as reasonably determined by Landlord) of all rent which would have been due under this Lease for the balance of the Lease Term to be immediately due and payable, whereupon Tenant shall be obligated to pay the same to Landlord, together with all loss or damage which Landlord may sustain by reason of Tenant's default ("Default Damages"), which shall include without limitation expenses of preparing the Leased Premises for re-letting, demolition, repairs, Tenant finish improvements, and brokers' and attorneys' fees, it being expressly understood and agreed that the liabilities and remedies specified in this subsection (b) shall survive the termination of this Lease. Additionally, in consideration for Landlord agreeing to terminate the leases of Digital Communications Technology Corporation in Building No. 83 and MagneTech Corporation in Building No. 84. Tenant agrees that "Default Damages" shall also include any net losses of rental income (after taking into account a proportionate share of any Tenant improvements and leasing commissions incurred by Landlord in procuring new Tenants) incurred by Landlord in connection with the termination of the above-referenced leased for the time period accruing through May 31, 1999.

     (c) Landlord may, without terminating this Lease, reenter the Leased Premises and re-let all or any part thereof for a term different from that which would otherwise have constituted the balance of the Lease Term and for rent and on terms and conditions different from those contained herein, whereupon Tenant shall be immediately obligated to pay to Landlord as liquidated damages the difference between the rent provided for herein and that provided for in any lease covering a subsequent re-letting of the Leased Premises, for the period which would otherwise have constituted the balance of the Lease Term, together with all of Landlord's Default Damages.

     (d) Landlord may sue for injunctive relief or to recover damages for any loss resulting from the breach.

     (e) In addition to the defaults and remedies described above, the parties hereto agree that if Tenant defaults in the performance of any (but not necessarily the same) term or condition of this Lease three (3) or more times during any twelve (12) month period, regardless of whether such defaults are ultimately cured, then such conduct shall, at Landlord's option, represent a separate Event of Default.

     Section 13.03. Landlord's Default and Tenant's Remedies. Landlord shall be in default if it shall fail to perform or observe any term, condition, covenant or obligation as required under this Lease for a period of thirty (30) days after written notice thereof from Tenant to Landlord and to Lender, if any; provided, however, that if the term, condition, covenant or obligation to be performed by Landlord is of such nature that the same cannot reasonably be performed within such thirty day period, such default shall be deemed to have been cured if Landlord commences such performance within said thirty day period and thereafter diligently undertakes to complete the same. Upon the occurrence of any such default, Tenant may sue for injunctive relief or to recover damages for any loss resulting from the breach, but Tenant shall not be entitled to terminate this Lease or withhold, offset or abate any rent due hereunder except to the extent permitted by an order of a court of competent jurisdiction.

     Section 13.04. Limitation of Landlord's Liability. If Landlord shall fail to perform or observe any term, condition, covenant or obligation required to be performed or observed by it under this Lease and if Tenant shall, as a consequence thereof, recover a money judgment against Landlord (whether compensatory or punitive in nature), Tenant agrees that it shall look solely to Landlord's right, title and interest in and to the Building (and/or (i) to the net proceeds received by Landlord with respect to a sale of the Building(whether pursuant to an execution of a judgment or otherwise in event that such sale occurs after notification by Tenant to Landlord of such default (provided however, except in the situation of sale pursuant to the execution of a judgment by Tenant, only to the extent that Tenant is unsuccessful in enforcing same against the transferee), (ii) to any insurance or condemnation proceeds received by Landlord with respect to the Building, (iii)to any public liability insurance proceeds payable to Landlord as a result of a liability to Tenant which Tenant is seeking to enforce. and/or (iv) to the net income received by Landlord from the Building subsequent to notification of such default). For the collection of such judgment; and Tenant further agrees that no other assets of Landlord shall be subject to levy, execution or other process for the satisfaction of Tenant's judgment and that Landlord shall not be personally liable for any deficiency.

     The references to "Landlord" in this Lease shall be limited to mean and include only the owner or owners, at the time, of the fee simple interest in the Building. In the event of a sale or transfer of such interest (except a mortgage or other transfer as security for a debt), the "Landlord" named herein, or, in the case of a subsequent transfer, the transferor, shall, after the date of such transfer, be automatically released from all liability for the performance or observance of any term, condition, covenant or obligation thereafter required to be performed or observed by Landlord hereunder; and the transferee shall be deemed to have assumed all of such terms, conditions, covenants and obligations.

     Section 13.05. Nonwaiver of Defaults. Neither party's failure or delay in exercising any of its rights or remedies or other provisions of this Lease shall be construed to be a waiver thereof or affect its right thereafter to exercise or enforce each and every such right or remedy or other provision. No waiver of any default shall be deemed to be a waiver of any other default. Landlord's receipt of less than the full rent due shall not be construed to be other than a payment on account of rent then due, nor shall any statement on Tenant's check or any letter accompanying Tenant's check be deemed an accord and satisfaction, and Landlord may accept such payment without prejudice to Landlord's right to recover the balance of the rent due or to pursue any other remedies provided in this Lease. No act or omission by Landlord or its employees or agents during the term of this Lease shall be deemed an acceptance of a surrender of the Leased Premises, and no agreement to accept such a surrender shall be valid unless in writing and signed by Landlord.

     Section 13.06. Attorneys' Fees. If either party defaults in the performance or observance of any of the terms, conditions, covenants or obligations contained in this Lease and the non-defaulting party obtains a judgment against the defaulting party, then the defaulting party agrees to reimburse the non-defaulting party for the attorneys' fees incurred thereby.

                ARTICLE 14 - LANDLORD'S RIGHT TO RELOCATE Tenant
                             {INTENTIONALLY OMITTED}

                    ARTICLE 15 - NOTICE AND PLACE OF PAYMENT

     Section 15.01. Notices. Any notice required or permitted to be given under this Lease or by law shall be deemed to have been given if it is written and delivered in person or by overnight courier or mailed by certified mail, postage prepaid, to (i) the party who is to receive such notice at the address specified in the Basic Lease Provisions and (ii) in the case of a default notice from Tenant to Landlord, any Lender designated by Landlord. When so mailed, the notice shall be deemed to have been given as of the date three (3) days after it was mailed if sent by certified mail, or one (1) day after the date when mailed if sent by overnight courier.. Either party may change its address by giving written notice thereof to the other party.

     Section 15.02. Place of Payment. All payments required to be made by Tenant to Landlord shall be delivered or mailed to Landlord's management agent at the address specified in the Basic Lease Provisions or any other address Landlord may specify from time to time by written notice to Tenant.

                 ARTICLE 16 - Tenant'S RESPONSIBILITY REGARDING
                  ENVIRONMENTAL LAWS AND HAZARDOUS SUBSTANCES.

     Section 16.01. Definitions.

     a. "Environmental Laws" - All federal, state and municipal laws, ordinances, rules and regulations applicable to the environmental and ecological condition of the Leased Premises, including, without limitation, the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended; the Federal Resource Conservation and Recovery Act; the Federal Toxic Substance Control Act; the Clean Air Act; the Clean Water Act; the rules and regulations of the Federal Environmental Protection Agency, or any other federal, state or municipal agency or governmental board or entity having jurisdiction over the Leased Premises.

     b. "Hazardous Substances" - Includes:

     (i)  Those  substances   included  within  the  definitions  of  "hazardous
substances,"   "hazardous  materials",   "toxic  substances"  "solid  waste"  or
"infectious waste" in any of the Environmental Laws; and

     (ii) Such other substances, materials and wastes which are or become regulated under applicable local, state or federal law, or which are classified as hazardous, toxic or infectious under present or future Environmental Laws or other federal, state, or local laws or regulations.

     Section 16.02. Compliance. Tenant, at its sole cost and expense, shall promptly comply with the Environmental Laws which shall impose any duty upon Tenant with respect to the use, occupancy, maintenance or alteration of the Leased Premises. Tenant shall promptly comply with any notice from any source issued pursuant to the Environmental Laws or with any notice from any insurance company pertaining to Tenant's use, occupancy, maintenance or alteration of the Leased Premises, whether such notice shall be served upon Landlord or Tenant.

     Section  16.03.   Restrictions  on  Tenant.   Tenant  shall  not  cause  or
intentionally permit to occur:

     a. Any violation of the Environmental Laws related to environmental conditions on, under, or about the Leased Premises, or arising from Tenant's use or occupancy of the Leased Premises, including, but not limited to, soil and ground water conditions.

     b. The use, generation, release, manufacture, refining, production, processing, storage or disposal of any Hazardous Substances on, under, or about the Leased Premises, or the transportation to or from the Leased Premises of any Hazardous Substances, except as necessary and appropriate for general office use in which case the use, storage or disposal of such Hazardous Substances shall be performed in compliance with the Environmental Laws and the highest standards prevailing in the industry.

     Section 16.04. Notices Affidavits Etc.

     a. Tenant shall immediately notify Landlord of (i) any violation by Tenant, its employees, agents, representatives, customers, invitees or contractors of the Environmental Laws on under or about the Leased Premises, or (ii) the presence or suspected presence of any Hazardous Substances on, under or about the Leased Premises and shall immediately deliver to Landlord any notice received by Tenant relating to (i) and (ii) above from any source.

     b. Tenant shall execute affidavits, representations and the like from time to time, within five (5) days of Landlord's request therefor, concerning
Tenant's best knowledge and belief regarding the presence of any Hazardous Substances on, under or about the Leased Premises.

     Section 16.05. Landlord's Rights.

     a. Landlord and its agent shall have the right, but not the duty, upon advance notice (except in the case of emergency when no notice shall be required) to inspect the Leased Premises and conduct tests thereon at any time to determine whether or the extent to which there has been a violation of Environmental Laws by Tenant or whether there are Hazardous Substances on, under or about the Leased Premises. In exercising its rights herein, Landlord shall use reasonable efforts to minimize interference with Tenant's business but such entry shall not constitute an eviction of Tenant, in whole or in part, and Landlord shall not be liable for any interference, loss, or damage to Tenant's property or business caused thereby, except to the extent caused directly by Landlord's negligence.

     b. If Landlord, any lender or governmental agency shall ever require testing to ascertain whether there has been a release of Hazardous Substances on, under or about the Leased Premises or a violation of the Environmental Laws, and such requirement arose in whole or in part because of an act or omission on the part of Tenant, then the reasonable costs thereof equitably attributable to Tenant's act or omission shall be reimbursed by Tenant to Landlord upon demand as Additional Rent.

     Section 16.06. Tenant's Indemnification. Tenant shall indemnify and hold harmless Landlord and Landlord's managing agent from any and all claims, loss, liability, costs, expenses or damage, including attorneys' fees and costs of remediation, incurred by Landlord in connection with any breach by Tenant of its obligations under this Article 16. The covenants and obligations of Tenant under this Article 16 shall survive the expiration or earlier termination of this Lease.

     Section 16.07. Landlord's Representations. Landlord has provided Tenant with a copy of that certain 1995 environmental assessment report of the Building prepared by EMCON. Landlord shall indemnify and hold harmless Tenant claims, loss, liability, cost, expenses or damage, including attorney's fees and costs of remediation incurred by Tenant in connection with any release by Landlord of Hazardous Substances on, under or about the Leased Premises in violation of the Environmental Laws. Additionally, Landlord hereby agrees that in the event that any environmental regulatory agency orders Tenant to cease its business operations in the Leased Premises as a result of an environmental condition of the Leased Premises not caused or contributed to by Tenant or Tenant's agents, employees, contractors, guests or invitees, and such order is not stayed or rescinded within thirty (30) days from the date thereof, then Tenant may, upon thirty {30) days' written notice to Landlord terminate and cancel this Lease, and all further obligations thereunder shall therefore cease and terminate.

                           ARTICLE 17 - MISCELLANEOUS

     Section 17.01. Benefit of Landlord and Tenant. This Lease and all of the terms and provisions hereof shall inure to the benefit of and be binding upon Landlord and Tenant and their respective successors and assigns.

     Section 17.02. Governing Law. This Lease shall be governed in accordance with the laws of the State of Indiana.

     Section 17.03. Guaranty. {INTENTIONALLY OMITTED}

     Section 17.04. Force Majeure. Either party shall be excused for the period of any delay in the performance of any obligation hereunder (other than rent payment obligations) when such delay is occasioned by causes beyond its control, including, but not limited to, war, invasion or hostility; work stoppages, boycotts, slowdowns or strikes; shortages of materials, equipment, labor or energy; man-made or natural casualties; unusual weather conditions; acts or omissions of governmental or political bodies; or civil disturbances or riots.

     Section 17.05. Condition of Premises. Tenant acknowledges that neither Landlord nor any agent of Landlord has made any representation or warranty with respect to the Leased Premises or the Building or with respect to the suitability or condition of any part thereof for the conduct of Tenant's business except as provided in this Lease.

     Section 17.06. Examination of Lease. Submission of this instrument for examination or signature to Tenant does not constitute a reservation of or option for Lease, and it is not effective as a Lease or otherwise until execution by and delivery to both Landlord and Tenant.

     Section 17.07. Indemnification for Leasing Commissions. The parties hereby represent and warrant that the only real estate brokers involved in the negotiation and execution of this Lease are those named in the Basic Lease Provisions and that no other broker or person is entitled to any leasing commission or compensation as a result of the negotiation or execution of this Lease. Each party shall indemnify and hold the other harmless from any and all liability for the breach of this representation and warranty on its part and shall pay any compensation to any other broker or person who may be deemed or held to be entitled thereto.

     Section 17.08. Quiet Enjoyment. If Tenant shall perform all of the covenants and agreements herein provided to be performed by Tenant, Tenant shall, at all times during the Lease Term, have the quiet enjoyment and peaceful possession of the Leased Premises without hindrance from Landlord or any persons lawfully claiming under Landlord, except as may be provided in Section 12.02 hereunder.

     Section 17.09. Severability of Invalid Provisions. If any provision of this Lease shall be held to be invalid, void or unenforceable, the remaining provisions hereof shall not be affected or impaired, and such remaining provisions shall remain in full force and effect.

     Section 17.10. Financial Statements. During the Lease Term and any extensions thereof, Tenant shall provide to Landlord on an annual basis, within one hundred twenty (120) days following the end of Tenant's fiscal year, a copy of Tenant's most recent certified and audited financial statements prepared as of the end of Tenant's fiscal year. Such financial statements shall be prepared in conformity with generally accepted accounting principles, consistently applied.

     Section 17.11. Tenant's Representations and Warranties. The undersigned represents and warrants to Landlord that (i) Tenant is duly organized, validly existing and in good standing in accordance with the laws of the state under which it was organized; (ii) all action necessary to authorize the execution of this Lease has been taken by Tenant; and (iii) the individual executing and delivering this Lease on behalf of Tenant has been authorized to do so, and such execution and delivery shall bind Tenant. Tenant, at Landlord's request, shall provide Landlord with evidence of such authority.

     Section 17.12. Representations and Indemnifications.{INTENTIONALLY OMITTED}

     Section 17.13. Early Occupancy. Landlord shall allow Tenant to take possession of the warehouse portion of the Leased Premises on April 1, 1997 for fixturing purposes. In the event that such early occupancy is not available by such date, all dates in this Lease shall be delayed day-for-day until such early occupancy is available. and the parties will execute an amendment to this Lease acknowledging same once such dates are fixed in the event of such a delay. Tenant agrees to coordinate its fixturing work with the work of Landlord such that Tenant's work does not interfere with or delay Landlord's work; provided, however, that neither Landlord nor any of Landlord's affiliates shall have any responsibility or liability whatsoever for any injury (including death) to persons or loss or damage to any of Tenant's leasehold improvements, fixtures, equipment or any other materials installed or left in the Leased Premises prior to the Commencement Date except to the extent such damage is caused directly by the negligence of Landlord. All of the terms and conditions of this Lease will become effective upon Tenant taking possession of the Leased, Premises except for the payment of Minimum Annual Rent and Additional Rent which will commence on the Commencement Date. Landlord agrees to use good faith efforts to cooperate with Tenant and Tenant's contractors in connection with Tenant's proposed construction activities during this early occupancy period.

     Section 17.14. Expansion Option. Provided that (i) Tenant is not in default hereunder beyond any applicable cure periods, (ii) the creditworthiness of Tenant is then at least as good as exists on the date hereof. and (iii) Tenant originally named herein remains in possession of and has been continuously operating in the entire Leased Premises throughout the Lease Term, and, (iv) there is not available for lease to Tenant an additional 68.800 square feet of space in the Building, Tenant shall have the right (the "Expansion Option") to elect by written notice to Landlord on or before August 31. 1999 to cause Landlord to construct an addition to the Building consisting of warehouse space contiguous to the Leased Premises (the "Addition"), of which Addition Tenant shall agree in such notice to lease either 68,800. 86.000 or 137,600 square feet of space (the "Expansion Space"). At Landlord's discretion, Landlord may construct the Addition totaling more square feet than the square footage to be leased by Tenant, provided that Tenant shall have a right of refusal with respect to such additional space as described in Section 17.16 hereof. The term for the Expansion Space shall be coterminous with the Lease Term for the original Leased Premises, and shall commence upon substantial completion of the Addition (which shall be on or about a date which is nine months after Landlord's receipt of Tenant's notice electing to exercise Tenant's Expansion Option}, or, if earlier. the date that Tenant commences use thereof. The Minimum Annual Rent for the Expansion Space (which shall be normal warehouse shell space with the only upgrade being air exchanges comparable to those being installed in the Leased Premises} shall be payable monthly and shall be $3.68 per square foot through May 31, 1999 and $3.86 per square foot from June 1, 1999 through May 31, 2007. All other terms and provisions of this Lease (including the options to extend set forth in Section 17.15 hereof, at the rental rates described therein) shall apply with like force and effect to the Expansion Space as are applicable to the original Leased Premises. If Tenant shall promptly agree upon any Tenant improvements to be made to the Expansion Space, which shall be at Tenant's expense. In the event that Tenant exercises the Expansion Option, Landlord shall limit the term of any lease for any balance of the Addition to a maximum of three (3) years or to include in any such lease the right to relocate the Tenant. If Tenant's expansion needs through May 31, 2000 do not exceed 68,800 square feet, Landlord will use reasonable good faith efforts to accommodate Tenant's expansion needs in an off-site warehouse location within Park 100 Business Park (the "Park").


     Section 17.15. Option to Extend.

     A. Grant and Exercise, of Option. Provided (i) Tenant is not in default hereunder beyond any applicable cure periods (ii) the creditworthiness of Tenant is then at least as good as exists on the date hereof. and (iii) Tenant originally named herein remains in possession of and has been continuously operating in the entire Leased Premises for the Term immediately preceding the Extension Term (defined below), Tenant shall have the option to extend the Term of this Lease for two (2) additional periods of five (5) years each (the "Extension Term(s)"). The Extension Terms shall be upon the same terms and conditions contained in the Lease for the original ten (10) year term except {if this provision giving two (2) extension options shall be amended to reflect the remaining options to extend, if any (ii) the Minimum Annual Rent shall be adjusted as set forth below the "Rent Adjustment"), and (iii] the Landlord's Share of Expenses set forth in Section 1.01 hereof shall be renegotiated by the parties in good faith. Tenant shall exercise such option by (i) delivering to Landlord, no later than November 30, 2006 for the first five (5) year option and November 30, 2111 for the second five (5) year option, written notice of Tenant's desire to extend the Term of the Lease (ii) delivering to Landlord within ten (10) business days of receipt of the Rent Adjustment, written notice of its acceptance thereof. Unless Landlord otherwise agrees in writing, Tenant's failure to timely exercise such option shall waive it and any succeeding option. Landlord shall notify Tenant of the amount of the Rent Adjustment no later than ninety (90) days prior to the commencement of the Extension Term. If Tenant properly exercises its option to extend, Landlord and Tenant shall execute an amendment to the Lease (or, at Landlord's option, a new lease on the form then in use for the Building reflecting the terms and conditions of the Extension Term.

     B. Market Rent Adjustment. The Minimum Annual Rent for the first five (5) year option to extend shall be an amount equal to the Minimum Annual Rent then being quoted by Landlord to prospective Tenants of the Building and quality and with similar or equivalent improvements as are found in the Building, and if none, then in similar buildings in the Park, excluding free rent and other concessions. however. not to exceed $4.22 per square foot. The Minimum Annual Rent for the second five (5) year option to extend shall be an amount equal to the Minimum Annual Rent then being quoted by Landlord to perspective Tenants of the Building for space of comparable size and quality and with similar or equivalent improvements as are found in the Building. and if none, then in similar buildings in the Park, excluding free rent and other concessions, however, not less than $4.22 per square foot, and provided further however, that in no event shall the Minimum Annual Rent during any Extension Term be less than the highest Minimum Annual Rent payable during the immediately preceding Term. The Minimum Monthly Rent shall be an amount equal to one-twelfth (1/12) of the Minimum Annual Rent for the Extension Term and shall be paid at the same time and in the same manner as provided in the Lease.

     Section 17.16 Right of First Refusal. Provided that (i) Tenant is not in default hereunder beyond any applicable cure periods. (ii) the creditworthiness of Tenant is then at least as good as exists on the date hereof. and (iii)
Tenant originally named herein remains in possession of and has been continuously operating in the entire Leased Premises throughout the Lease Term, Tenant shall have the right of first refusal ("Refusal Option") to lease the existing adjacent 148,000 square feet of space in the Building, and/or the Addition when and if it is constructed ("Refusal Space") as such space becomes available for leasing during the Lease Term. The term for the Refusal Space shall be coterminous with the Lease Term, provided, however, that the minimum term for shall be three (3) years and the Lease Term if necessary, to be coterminous with the term for the Refusal Space. The Refusal Space shall be offered to Tenant at the rental rate and upon such other terms and conditions as are then being offered to a specific third party prospective Tenant, but in no event shall such rental rate be less than the then current rental rate under this Lease. In the event that the Refusal Space is not leased to the initial third party prospective Tenant, then this Refusal Option shall remain in effect in the event of an offer to any other specific third party prospective Tenant and the Refusal Space shall again be offered to Tenant in accordance herewith.

Upon notification in writing by Landlord that the Refusal Space is available, Tenant shall have ten (10) business days in which to notify Landlord in writing of its election to lease the Refusal Space at such rental rates described above, in which event this Lease shall be amended to incorporate such Refusal Space. In the event Tenant declines or fails to elect to lease the Refusal Space, then this Refusal Option shall automatically terminate and shall thereafter be null and void as to such space. It is understood and agreed that this Refusal Option shall not be construed to prevent any Tenant in the Building from extending or renewing its lease.

IN WITNESS WHEREOF, the parties hereto have executed this Lease the day and year first above written.

                                         LANDLORD:


                           DUKE REALTY LIMITED PARTNERSHIP, an
                           Indiana limited partnership

                                     By: Duke Realty Investments, Inc.,
                                         its General Partner


                                     By:   /s/ William E. Linville
                                           -----------------------------
                                           William E. Linville, III
                                           Vice President
                                           Industrial Group

                           Tenant:

                           DIGITAL COMMUNICATIONS TECHNOLOGY
                           CORPORATION, a Delaware corporation

                                    By:   /s/ Hugh C. Coppen
                                          -----------------------------
                                  Printed:   Hugh C. Coppen
                                          -----------------------------
                                  Title:    President/CEO


STATE OF FLORIDA }
                 } SS:
COUNTY OF BROWARD}

     Before me, a Notary Public in and for said County and State, personally appeared Hugh Coppen by me known and by me known to be the President and CEO of Digital Communications Technology Corporation, a Delaware corporation, who acknowledged the execution of the above and foregoing Lease Agreement for and on behalf of said corporation.

     WITNESS my hand and Notarial Seal this 25th day of February, 1997.


                                                  /s/ Linda Gall
                                              ------------------------
                                               Notary Public

                                                      Linda Gall
                                             -------------------------
                                              (Printed Signature)

My Commission Expires:    July 11, 1999

My County of Residence:    Broward           [Notary Stamp affixed]



                                            [EXHIBITS TO LEASE OMITTED]

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