Form 10QSB
period 1997-09-30
DIGITAL COMMUNICATIONS TECHNOLOGY CORP
filed 1997-11-14
CIK 743051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


(Mark one)
      XX        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    -----
                EXCHANGE ACT OF 1934

                           For the quarterly period ended September 30, 1997

                TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
    -----       ACT OF 1934

                  For the transition period from ______________ to _____________


                              Commission File Number: 1-13088
                                                      -------

                  DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
        (Exact name of small business issuer as specified in its charter)

         Delaware                                65-0014636
  ------------------------                  ------------------------
  (State of incorporation)                  (IRS Employer ID Number)

                16910 Dallas Parkway, Suite 100, Dallas, TX 75248
                -------------------------------------------------
                    (Address of principal executive offices)

                                 (972) 248-1922
                                 --------------
                           (Issuer's telephone number)





Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:
         November 12, 1997: 7,451,386
Transitional Small Business Disclosure Format (check one):    YES       NO X
                                                                 ----     ----

                  DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION

              Form 10-QSB for the Quarter ended September 30, 1997

                                                 Table of Contents


                                                                           Page
Part I - Financial Information

  Item 1   Financial Statements                                              3

  Item 2   Management's Discussion and Analysis or Plan of Operation        11


Part II - Other Information

  Item 1   Legal Proceedings                                                13

  Item 2   Changes in Securities                                            13

  Item 3   Defaults Upon Senior Securities                                  13

  Item 4   Submission of Matters to a Vote of Security Holders              13

  Item 5   Other Information                                                13

  Item 6   Exhibits and Reports on Form 8-K                                 13

                                                                             2


Part 1 - Item 1 - Financial Statements

                  DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                      September 30, 1997 and June 30, 1997

                                                                                (Unaudited)       (Audited)
                                                                                September 30,      June 30,
               ASSETS                                                               1997             1997
                                                                                -------------      --------
Current Assets
   Cash on hand and in bank                                                     $    274,000     $  229,740
   Marketable securities                                                           3,177,245        657,562
   Accounts receivable, net of allowance for doubtful
      accounts of approximately $1,000,000, respectively                           2,419,914      3,219,433
   Recoverable income taxes                                                          420,003        374,000
   Intercompany accounts receivable                                                        -         39,678
   Inventories                                                                     1,295,961      1,679,011
   Prepaid expenses and other current assets                                          98,080        128,385
                                                                                -------------    ----------
         Total current assets                                                      7,685,203      6,327,809
                                                                                -------------    ----------

Property and Equipment, net                                                        5,612,593      5,823,634
                                                                                -------------    ----------
Other Assets                                                                         166,002        193,859
                                                                                -------------    ----------
TOTAL ASSETS                                                                     $13,463,798    $12,345,302
                                                                                =============    ==========
   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Revolving line of credit                                                     $  2,168,148   $  2,485,346
   Current portion of long-term debt                                               1,564,728      1,564,728
   Cash overdraft                                                                          -        174,616
   Accounts payable                                                                2,268,191      2,577,706
   Advances from affiliates                                                           98,962              -
   Accrued liabilities                                                               617,656         387,646
                                                                                -------------    -----------
         Total current liabilities                                                 6,717,685       7,190,042
                                                                                -------------    -----------
Long-term Debt, net of current maturities                                            465,711         509,366
                                                                                -------------    -----------
Commitments and Contingencies

Stockholders' Equity
   Common stock - $0.0002 par value.  25,000,000 shares authorized.
      7,451,386 and 7,315,022 shares issued and outstanding, respectively.             1,490           1,463
   Additional paid-in capital                                                      8,605,573       8,511,509
   Accumulated deficit                                                            (3,507,460)    (2,417,237)
   Investment in Millennia, Inc.                                                           -      (1,529,157)
   Unrealized holding gain on marketable securities                                1,180,799          79,316
                                                                                -------------     -----------
         Total shareholders' equity                                                6,280,402       4,645,894
                                                                                -------------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $13,463,798     $12,345,302
                                                                                =============     ===========
The  accompanying  notes are an integral  part of these  consolidated  financial statements.  The  financial  information  presented  herein has been prepared by management without audit by independent certified public accountants.

                  DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 Three months ended September 30, 1997 and 1996
                                   (Unaudited)

                                                                                 Three months     Three months
                                                                                    ended            ended
                                                                                 September 30,    September 30,
                                                                                     1997             1996
                                                                                --------------    -------------
Net sales                                                                         $2,205,858       $7,019,937
                                                                                --------------    -------------
Costs and Expenses
   Cost of goods sold, exclusive of depreciation and amortization                  1,993,808        5,567,126
   Selling expenses, exclusive of depreciation and amortization                      117,075          305,878
   General and administrative expenses, exclusive of depreciation
      and amortization                                                               937,905          623,545
   Depreciation and amortization                                                     366,501          355,251
                                                                                --------------    -------------
      Total costs and expenses                                                     3,415,289        6,851,800
                                                                                --------------    -------------
Income (loss) from operations                                                     (1,209,431)         168,137
                                                                                --------------    -------------
Other income (expense)
   Realized gains (losses) from sales of marketable securities                      (173,130)          71,119
   Gain on sale of fixed assets                                                      130,045                -
   Interest and other income                                                         277,622                -
   Interest expense                                                                 (115,329)        (108,508)
                                                                                --------------     ------------
Income (loss) from continuing operations
   before provision for income taxes                                              (1,090,223)         130,748

Provision (benefit) for income taxes                                                       -           65,331
                                                                                --------------     ------------
Income (loss) from continuing operations                                          (1,090,223)          65,417

Discontinued operations
   Gain from operations of discontinued business, net                                      -              250
                                                                                --------------     ------------
Net income (loss)                                                                $(1,090,223)    $     65,667
                                                                                ==============     ============
Income (loss) per weighted-average share
   of common stock outstanding
      From continuing operations                                                      $(0.15)           $0.01
      From discontinued operations                                                         -                -
                                                                                -------------      ------------
         Total                                                                        $(0.15)           $0.01
                                                                                =============      ============
Weighted-average number of shares of
   common stock outstanding                                                        7,386,168        6,152,723

                                                                                =============      ============
The  accompanying  notes are an integral  part of these  consolidated  financial statements.  The  financial  information  presented  herein has been prepared by management without audit by independent certified public accountants. 4

                  DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Three months ended September 30, 1997 and 1996
                                   (Unaudited)

                                                                                Three months  Three months
                                                                                   ended         ended
                                                                                September 30, September 30,
                                                                                    1997          1996
Cash Flows from Operating Activities                                            ------------- -------------
   Net income (loss)                                                            $(1,090,223)  $     65,667
   Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating activities
         Depreciation and amortization                                              366,501        355,251
         Gain on disposition of fixed assets                                       (130,045)             -
         (Gain) Loss on sale of marketable securities                               173,130        (71,119)
         Compensation settlement paid with common stock                              94,091              -
         Provision for bad debts                                                          -         18,777
         (Increase) decrease in:
            Accounts receivable                                                     799,519     (1,675,716)
            Inventories                                                             383,050        (58,262)
            Prepaid expenses and other                                              (15,698)      (404,788)
         Increase (decrease) in:
            Accounts payable                                                       (309,515)     1,178,809
            Accrued liabilities                                                     230,010        (23,481)
            Deferred tax liability                                                        -        390,415
                                                                                ------------     ----------
Net cash provided by (used in) operating activities                                 528,677       (224,447)
                                                                                ------------     ----------
Cash Flows from Investing Activities
   Cash received from or (advanced to) affiliates                                   138,640           (741)
   Cash used to purchase marketable securities                                     (644,752)             -
   Cash received from sale of marketable securities                                 582,579        186,859
   Proceeds from sale of property and equipment                                     167,867              -
   Purchases of property and equipment                                             (193,282)      (556,512)
                                                                                -------------    -----------
Net cash used in investing activities                                                51,052       (370,394)
                                                                                -------------    -----------
Cash Flows from Financing Activities
   Reduction of cash overdraft                                                     (174,616)             -
   Net long-term debt repayments                                                    (43,655)      (182,142)
   Net short-term borrowings (repayments)                                          (317,198)       414,619
                                                                                -------------    -----------
Net cash provided by (used in) financing activities                                (535,469)       232,477
                                                                                -------------    -----------
Increase (Decrease) in Cash and Cash Equivalents                                     44,260       (362,364)
Cash and cash equivalents at beginning of period                                    229,740        615,037
                                                                                -------------    -----------
Cash and cash equivalents at end of period                                      $   274,000       $252,673
                                                                                =============    ===========
Supplemental Disclosures of Interest and Income Taxes Paid
      Interest paid during the period                                           $    115,329       $110,638
                                                                                =============    ===========
      Income taxes paid (refunded)                                              $     46,003   $          -
                                                                                =============    ===========
The  accompanying  notes are an integral  part of these  consolidated  financial statements.  The  financial  information  presented  herein has been prepared by management without audit by independent certified public accountants.

                                                                           5

          DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


Note 1 - Basis of Presentation

Digital Communications Technology Corporation (DCT or Company) is an integrated communications company, primarily engaged in large quantity duplication of prerecorded videocassettes for customers in the entertainment and a wide range of other industries. The Company also provided mobile satellite uplink services of breaking news stories and of entertainment, sporting and other events for major television networks and news gathering organizations in the United States and internationally. Additionally, DCT-Internet Corporation (a wholly-owned subsidiary) provides professional internet website design, maintenance and hosting for corporate clients worldwide.

DCT, a Delaware corporation, was incorporated on November 12, 1987 under the name MagneTech Corporation as a wholly-owned subsidiary of S.O.I. Industries, Inc. (now Millennia, Inc.). The Company's shareholders changed the name to Digital Communications Technology Corporation on April 29, 1994. DCT's Common Stock has traded on the American Stock Exchange since May 23, 1994. As of September 30, 1997, Millennia, Inc. owned approximately 10.5%of the Company's issued and outstanding Common Stock.

The Company offers its reproduction services to entertainment companies and a wide range of industrial customers, including advertising agencies, direct selling organizations and educational groups throughout the United States, Canada and Latin America.

The Company's satellite operation consisted of one mobile KU band unit which is capable of transmitting live or pre-recorded programming from any location to commercial satellites. The Company's satellite customers include local, national and international broadcast network and/or cable television outlets, with signal origination points located principally in the Southeastern United States. This operation was terminated in September 1997 and the related equipment was sold to an unrelated third party.

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

The accompanying consolidated financial statements include the accounts of Digital Communications Technology Corporation (d/b/a Magnatech Corporation) and its wholly-owned subsidiary, DCT-Internet Corporation. All significant intercompany transactions have been eliminated in consolidation. The consolidated entities are referred to as Company.

During interim periods, the Company follows the accounting policies set forth in its Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 10-KSB filed with the Securities and Exchange Commission. The June 30, 1997 consolidated balance sheet data was derived from audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. Users of financial information provided for interim periods should refer to the annual financial information and footnotes contained in its Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 10-KSB when reviewing the interim financial results presented herein.

          DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION AND SUBSIDIARY

Note 1 - Basis of Presentation - continued

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending June 30, 1998.

The costs of the Company's products are subject, from time-to-time, to inflationary pressures and commodity price fluctuations. In addition, the Company from time-to-time experiences increases in costs of materials and labor, as well as other manufacturing and operating expenses. The Company's ability to pass along such increased costs through increased prices has been difficult due to competitive pressures. The Company attempts to minimize any effects of inflation on its operations by monitoring and controlling these costs.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2 - Summary of Significant Accounting Policies

a) Marketable securities

     Marketable securities consist of equity securities which had an aggregate cost of approximately $1,996,446 at September 30, 1997. The marketable securities portfolio contains net unrealized gains of approximately $1,180,799, resulting in a net carrying amount of approximately $3,177,245 at September 30, 1997. The unrealized gains are reported as a separate component of stockholders' equity. The Company's marketable securities portfolio is classified as "available for sale" securities.

     During the first quarter of Fiscal 1998, the Company reclassified its holdings in Millennia, Inc., consisting of approximately 730,627 shares at a historical cost of approximately $1,867,782, to its "available for sale" portfolio. These costs and related effects of unrealized holding gains are included in the amounts shown in the preceding paragraph.

b) Pending changes in accounting standards

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

          DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION AND SUBSIDIARY

Note 2 - Summary of Significant Accounting Policies - continued

b) Pending changes in accounting standards - continued

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130,"Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting and display of comprehensive income. The purpose of reporting comprehensive income is to present a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. SFAS 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated capital in the equity section of the balance sheet. SFAS 130 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Company has not yet determined the impact, if any, of the implementation of SFAS 130.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. Once operating segments have been determined, SFAS 131 provides for a two-tier test for determining those operating segments that would need to be disclosed for external reporting purposes. In addition to providing the required disclosures for reportable segments, SFAS 131 also requires disclosure of certain "second level" information by geographic area and for products/services. SFAS 131 also makes a number of changes to existing disclosure requirements. SFAS 131 is effective for fiscal years beginning after December 15, 1997, with earlier application encouraged. The Company has not yet determined the impact, if any, of the implementation of SFAS 131.


Note 3 - Inventory

Inventories are valued at the lower of cost or market using the first-in, first-out method of accounting. Inventory consists of the following components as of September 30, 1997 and June 30, 1997, respectively:

                                             September 30,        June 30,
                                                 1997              1997
                                             -------------       ---------
               Raw materials                 $   911,876        $1,164,970
               Work-in-process                   122,873           474,091
               Finished goods                    261,212            39,950
                                              $1,295,961        $1,679,011

          DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION AND SUBSIDIARY

Note 4 - Property and equipment

Property and equipment consists of the following at September 30, 1997 and June 30, 1997, respectively:

                                                September 30,     June 30,
                                                    1997            1997
                                                -------------    ----------
     Machinery and equipment                    $  9,832,845   $  9,794,616
     Buildings and improvements                      332,440        332,440
     Leasehold improvements                        1,094,446        973,608
     Computer equipment                              451,300        447,087
     Furniture and fixtures                          304,055        304,055
     Transportation equipment                        260,154        269,966
                                                   12,275,24     12,121,772
     Accumulated depreciation                     (6,735,647)    (6,371,138)
                                                   5,539,593      5,750,634
     Land                                             73,000         73,000

     Net property and equipment                 $  5,612,593   $  5,823,634


Note 5 - Revolving Lines of Credit

The $5,000,000 line of credit facility allows the Company to borrow funds up to a certain collateral base. The collateral base is comprised of a fixed percentage of eligible accounts receivable and inventory, as defined in the credit agreement. On August 21, 1997, the Company's lending institution notified the Company that the lending institution intends, 120 days subsequent to the notice, to stop making further advances on the line of credit and accelerate the maturity of the debt then owed. As a result of this action, the Company has determined that it is in the best interest of the Company to obtain a substitute lending institution and is currently in ongoing negotiations to secure replacement financing.


Note 6 - Litigation

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

          DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION AND SUBSIDIARY

Note 6 - Litigation - continued

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

          DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION AND SUBSIDIARY

Note 6 - Litigation - continued

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




                (Remainder of this page left blank intentionally)

Part I - Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS

(1)   Caution Regarding Forward-Looking Information

This quarterly report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.


(2)   Results of Operations

Overview

Digital Communications Technology Corporation (DCT or Company) continues to be impacted by industry-wide trends towards slower retail sell-through of products produced for the Company's customers and, accordingly, experiences significantly reduced sales volume. Further, the diminished sales volume has negatively impacted gross product margins as the Company's fixed costs compose a higher percentage of each customer's order. The Company continues to experience elevated general and administrative costs due to general overhead matters and legal and professional costs related to the stockholder derivative litigation. This litigation was scheduled for arbitration and mediation during the fourth calendar quarter of 1997.

Results of operations

The Company experienced a decline in first quarter sales volume from approximately $7.0 million for the three months ended September 30, 1996 to approximately $2.2 million for the three months ended September 30, 1997. Several factors impacted this decline in sales including, but not limited to, management's evaluation of the Company's customer base and elimination of inefficient and unprofitable accounts and the overall industry decline in product sales.

The industry wide decline continues to be a result of a continuing retail backlog caused by the closure of many stores in several large retail chains. Product from these chain stores went back into the market, providing other chains with the opportunity to buy distressed merchandise at significantly reduced cost, and thus further slowing sales. At the same time, other chains achieved sharp, margin-driven reductions in inventory levels by reducing in store quantities and by returning significant amounts of unsold product to their vendors, which are the Company's customers. In addition, releases of theatrical product into video outlets lacked any real hits to draw people into rental and sell-through activities. The industry consensus is that the overall industry sales activity during Calendar 1997 is significantly slower than expected.

Due to the Company's fixed costs, cost of sales of approximately $1.99 million compose approximately 90.4% of sales as opposed to approximately $5.57 million or 79.3% of sales for the periods ended September 30, 1997 and 1996, respectively. Management continues to evaluate its fixed and variable costs in relation to sales activity to strive towards optimum efficiency and profitable operations.

Selling expenses decreased by approximately $189,000 to approximately $117,000 as compared to approximately $306,000 for the three months ended September 30, 1997 and 1996, respectively. Management has reduced these costs in an effort to better target quality customers that will best utilize the Compan's facility and operational methods.

General and administrative expenses continue to be significantly affected by general corporate overhead and legal and professional fees. The Company incurred aggregate costs of approximately $938,000 during the first three months of Fiscal 1998 as compared to approximately $624,000 during the first three months of Fiscal 1997. A significant component of this increase was the September 1997 closing and relocation of the Ft. Lauderdale facility to Indianapolis. Management is of the opinion that the closing of the Ft. Lauderdale facility and the sale of the assets of its satellite uplink operation will significantly contribute to future cost savings in these categories.


(3)   Liquidity and capital resources

During the first three months of Fiscal 1998, the Company experienced net cash provided by operations of approximately $529,000 as compared to using net cash in operations of approximately $(224,000) during the same period of the preceding year. Included in this net cash flow into the Company was the collection, and affiliated reduction, of accounts receivable of approximately $800,000 and the reduction of inventories of approximately $383,000. The funds provided by these inflows were utilized to reduce accounts payable by approximately $309,000.

Further liquidity was provided by approximately $168,000 in proceeds from the sale of the satellite uplink equipment to an unrelated third party. This cash inflow was offset by purchases of video duplication equipment and facilities in the Indianapolis facility of approximately $193,000.

The Company also utilized cash during the first quarter of Fiscal 1998 to reduce a book cash overdraft of approximately $175,000 and to lower the outstanding balance on the Company's revolving line of credit of approximately $318,000.

Overall, the Company's available cash on hand decreased by approximately $188,000 from June 30, 1997 to September 30, 1997 with the net change relating to the overall increase in property and equipment at the Indianapolis facility. The net change in cash provided by operations and the net cash used in debt reductions basically offset.

The Company relocated and expanded the entire Indianapolis facility into a new 172,000 square foot building during Fiscal 1997. The Indianapolis plant opened in June 1997 with an increased operating capacity of approximately 20%. The new facility layout is designed to optimize process flow, to reduce product handling and to minimize the total cycle time of productions from order entry to delivery. As mentioned above, the Company added approximately $193,000 in property and equipment during the first quarter of Fiscal 1998. Due to the capital intensive and high technology nature of the Company's business, certain levels of capital acquisitions for new duplication and production equipment and/or upgrades of existing equipment will be required to keep the Company competitive in the marketplace. Any such expenditures, if necessary, would be financed through operations and separate financing/leasing arrangements. There can be no assurances, however, that the Company will actually incur these budgeted expenditures.

Part II - Other Information

Item 1 - Legal Proceedings

   See the Notes to Consolidated Financial Statements

Item 2 - Changes in Securities

   None

Item 3 - Defaults on Senior Securities

   None

Item 4 - Submission of Matters to a Vote of Security Holders

     The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

Item 5 - Other Information

   None

Item 6 - Exhibits and Reports on Form 8-K

September 25, 1997  Announcement  of closing all  operations in Ft.  Lauderdale,
            Florida including videotape duplication and mobile satellite uplink service operations.








                (Remainder of this page left blank intentionally)

                                                                           14
                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION


November  13 , 1997                               /s/ Kevin B. Halter
        ------                             -------------------------------------
                                                                 Kevin B. Halter
                                           Chairman and Chief Accounting Officer