Form 10QSB
period 1997-12-31
DIGITAL COMMUNICATIONS TECHNOLOGY CORP
filed 1998-02-17
CIK 743051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
   XX      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---------
           ACT OF 1934

                For the quarterly period ended December 31, 1997

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

         For the transition period from ______________ to _____________

--------------------------------------------------------------------------------


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


--------------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: February 10, 1998: 745,568

Transitional Small Business Disclosure Format (check one): YES     NO X

                  DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION

               Form 10-QSB for the Quarter ended December 31, 1997

                                Table of Contents


                                                                            Page
Part I - Financial Information

  Item 1   Financial Statements                                                3

  Item 2   Management's Discussion and Analysis or Plan of Operation          13


Part II - Other Information

  Item 1   Legal Proceedings                                                  16

  Item 2   Changes in Securities                                              16

  Item 3   Defaults Upon Senior Securities                                    16

  Item 4   Submission of Matters to a Vote of Security Holders                16

  Item 5   Other Information                                                  16

  Item 6   Exhibits and Reports on Form 8-K                                   16

Part 1 - Item 1 - Financial Statements


                  DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                       December 31, 1997 and June 30, 1997


                                                                           (Unaudited)       (Audited)
                                                                           December 31,       June 30,
              ASSETS                                                          1997              1997
              ------                                                     ------------    ------------
Current Assets
   Cash on hand and in bank                                              $      4,199    $    229,740
   Marketable securities                                                    2,238,631         657,562
   Accounts receivable, net of allowance for doubtful
      accounts of approximately $1,000,000, respectively                    2,285,097       3,219,433
   Recoverable income taxes                                                   489,977         374,000
   Intercompany accounts receivable                                           603,441          39,678
   Inventories                                                                713,711       1,679,011
   Prepaid expenses and other current assets                                     --           128,385
                                                                         ------------    ------------
         Total current assets                                               6,335,056       6,327,809
                                                                         ------------    ------------

Property and Equipment, net                                                 5,720,964       5,823,634
                                                                         ------------    ------------

Other Assets                                                                  169,989         193,859
                                                                         ------------    ------------

TOTAL ASSETS                                                             $ 12,226,009    $ 12,345,302
                                                                         ============    ============

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Revolving line of credit                                              $  1,713,709    $  2,485,346
   Current portion of long-term debt                                        1,564,728       1,564,728
   Cash overdraft                                                              37,529         174,616
   Accounts payable                                                         3,147,297       2,577,706
   Advances from affiliates                                                      --              --
   Accrued liabilities                                                        610,071         387,646
                                                                         ------------    ------------
         Total current liabilities                                          7,073,334       7,190,042
                                                                         ------------    ------------

Long-term Debt, net of current maturities                                     285,224         509,366
                                                                         ------------    ------------

Commitments and Contingencies

Stockholders' Equity
   Common stock - $0.002 par value.  25,000,000 shares authorized
      745,568 and 731,502 shares issued and outstanding, respectively           1,491           1,463
   Additional paid-in capital                                               8,605,572       8,511,509
   Accumulated deficit                                                     (4,001,884)     (2,417,237)
   Investment in Millennia, Inc.                                                 --        (1,529,157)
   Unrealized holding gain on marketable securities                           262,272          79,316
                                                                         ------------    ------------
         Total shareholders' equity                                         4,867,451       4,645,894
                                                                         ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $ 12,226,009    $ 12,345,302
                                                                         ============    ============



The accompanying notes are an integral part of these consolidated financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants.


                  DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
             Six and Three months ended December 31, 1997 and 1996
                                   (Unaudited)


                                                              Six months      Six months    Three months    Three months
                                                                ended           ended           ended           ended
                                                             December 31,    December 31,   December 31,    December 31,
                                                                1997            1996            1997            1996
                                                            ------------     ------------   ------------    ------------

Net sales                                                   $  3,388,841    $ 15,814,416    $  1,182,983    $  8,794,479
                                                            ------------    ------------    ------------    ------------

Costs and Expenses
   Cost of goods sold, exclusive
      of depreciation and amortization                         3,243,868      12,650,843       1,250,060       7,073,707
   Selling expenses, exclusive
      of depreciation and amortization                           146,754         641,160          29,679         335,282
   General and administrative expenses,
      exclusive of depreciation
      and amortization                                         1,299,944       1,187,712         362,039         564,167
   Depreciation and amortization                                 730,101         720,409         363,600         375,168
                                                            ------------    ------------    ------------    ------------
      Total costs and expenses                                 5,420,667      15,200,124       2,005,378       8,348,324
                                                            ------------    ------------    ------------    ------------

Income (loss) from operations                                 (2,031,826)        614,292        (822,395)        446,155
                                                            ------------    ------------    ------------    ------------

Other income (expense)
   Realized gains (losses) from
      sales of marketable securities                            (173,130)         92,082            --            20,963
   Gain on sale of fixed assets                                  557,227            --           427,182            --
   Other income (expense)                                        177,730            --           (99,892)           --
   Interest expense                                             (114,648)       (211,692)            681        (103,184)
                                                            ------------    ------------    ------------    ------------

Income (loss) from continuing operations
   before provision for income taxes                          (1,584,647)        494,682        (494,424)        363,934

Provision (benefit) for income taxes                                --           192,742            --           127,411
                                                            ------------    ------------    ------------    ------------

Income (loss) from continuing operations                      (1,584,647)        301,940        (494,424)        236,523

Discontinued operations
   Gain from operations of
      discontinued business, net                                    --            (4,685)           --            (4,935)
                                                            ------------    ------------    ------------    ------------

Net income (loss)                                           $ (1,584,647)   $    297,255    $   (494,424)   $    231,588
                                                            ============    ============    ============    ============

Income (loss) per weighted-average share
   of common stock outstanding
      From continuing operations                            $      (2.14)   $       0.48    $      (0.66)   $       0.36
      From discontinued operations                                  --             (0.01)           --             (0.01)
                                                            ------------    ------------    ------------    ------------
         Total                                              $      (2.14)   $       0.47    $      (0.66)   $       0.35
                                                            ============    ============    ============    ============

Weighted-average number of shares of
   common stock outstanding                                      741,804         631,089         745,568         654,860
                                                            ============    ============    ============    ============



The accompanying notes are an integral part of these consolidated financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants.
                                                                              4



                  DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Six months ended December 31, 1997 and 1996
                                   (Unaudited)

                                                                           Six months    Six months
                                                                             ended        ended
                                                                          December 31,   December 31,
                                                                             1997           1996
                                                                         ------------   ------------
Cash Flows from Operating Activities
   Net income (loss)                                                     $(1,584,647)   $    65,667
   Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating activities
         Depreciation and amortization                                       730,101        355,251
         Gain on disposition of fixed assets                                (557,227)          --
         (Gain) Loss on sale of marketable securities                        173,130        (71,119)
         Compensation settlement paid with common stock                       94,091           --
         Provision for bad debts                                                --           18,777
         (Increase) decrease in:
            Accounts receivable                                              934,336     (1,675,716)
            Inventories                                                      965,300        (58,262)
            Prepaid expenses and other                                        36,278       (404,788)
         Increase (decrease) in:
            Accounts payable                                                 569,591      1,178,809
            Accrued liabilities                                              222,425        (23,481)
            Deferred tax liability                                              --          390,415
                                                                         -----------    -----------
Net cash provided by (used in) operating activities                        1,583,378       (224,447)
                                                                         -----------    -----------

Cash Flows from Investing Activities
   Cash received from or (advanced to) affiliates                           (563,763)          (741)
   Cash used to purchase marketable securities                              (624,665)          --
   Cash received from sale of marketable securities                          582,579        186,859
   Proceeds from sale of property and equipment                              668,047           --
   Purchases of property and equipment                                      (738,251)      (556,512)
                                                                         -----------    -----------
Net cash used in investing activities                                       (676,053)      (370,394)
                                                                         -----------    -----------

Cash Flows from Financing Activities
   Reduction of cash overdraft                                              (137,087)          --
   Net long-term debt repayments                                            (224,142)      (182,142)
   Net short-term borrowings (repayments)                                   (771,637)       414,619
                                                                         -----------    -----------
Net cash provided by (used in) financing activities                       (1,132,866)       232,477
                                                                         -----------    -----------

Increase (Decrease) in Cash and Cash Equivalents                            (225,541)      (362,364)
Cash and cash equivalents at beginning of period                             229,740        615,037
                                                                         -----------    -----------

Cash and cash equivalents at end of period                               $     4,199    $   252,673
                                                                         ===========    ===========

Supplemental Disclosures of Interest and Income Taxes Paid
      Interest paid during the period                                    $   114,648    $   110,638
                                                                         ===========    ===========
      Income taxes paid (refunded)                                       $   115,977    $      --
                                                                         ===========    ===========



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

          DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


Note 1 - Basis of Presentation

Digital Communications Technology Corporation (DCT or Company) is an integrated communications company, primarily engaged in large quantity duplication of prerecorded videocassettes for customers in the entertainment and a wide range of other industries. Through September 1997, the Company also provided mobile satellite uplink services of breaking news stories and of entertainment, sporting and other events for both domestic and international major television networks and news gathering organizations. Additionally, DCT-Internet Corporation (a wholly-owned subsidiary) provides professional internet website design, maintenance and hosting for corporate clients worldwide.

DCT, a Delaware corporation, was incorporated on November 12, 1987 under the name MagneTech Corporation as a wholly-owned subsidiary of S.O.I. Industries, Inc. (now Millennia, Inc.). The Company's shareholders changed the name to Digital Communications Technology Corporation on April 29, 1994. DCT's Common Stock has traded on the American Stock Exchange since May 23, 1994. As of December 31, 1997, Millennia, Inc. owned approximately 9.7% of the Company's issued and outstanding Common Stock.

DCT offers its video tape reproduction services to entertainment companies and a wide range of industrial customers, including advertising agencies, direct selling organizations and educational groups throughout the United States and Canada.

DCT purchases bulk quantities of videotape ("pancake") and empty video cassettes ("shells") for its reproduction business from several manufacturers at market prices in the United States and the Pacific Rim. The pancake and shells are readily available on the open market. The majority of the Company's video duplication equipment is manufactured by several major manufacturers in Japan and purchased from domestic distributors. The Company purchases its materials and equipment from several major manufacturers and believes that the loss of any of its suppliers or manufacturers would not have an adverse material effect on the Company's business, financial condition and results of operations.

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


Note 2 - Liquidity uncertainty

On August 21, 1997, the Company's lending institution, Bank One, Texas, N. A., notified the Company that the lending institution intended, 120 days subsequent to the notice, to stop making further advances on the Company's line of credit and accelerate the maturity of the debt then owed.

On December 1, 1997, the Company announced that it had filed a lender liability lawsuit in Dallas County, Texas against Bank One, Texas, N. A. (Bank) in connection with the Bank's commitment in November 1996 to lend up to approximately $9 million for working capital and funds needed to permit the relocation and expansion of the Company's business. In the lawsuit, the Company has alleged that the Bank's conduct constitutes breach of contract, fraud in the inducement and several violations of the Bank's statutory duties of good faith and fair dealings which have resulted in damages exceeding $5 million to the Company.

Funds to reduce the Bank debt are being generated from the collection of accounts receivable and the sale of video tape duplication equipment. The inability to draw upon the Bank credit facility has left the Company with few alternatives other than to retire the outstanding bank debt and allow the release of existing liens which cover virtually all of the Company's assets.

The Company anticipates having sufficient remaining equipment to continue its video tape duplication business on a reduced scale, if it so chooses, or it may enter another line of business.

As a result of these events, the Company effectively ceased all video tape duplication activities on December 31, 1997 and has laid off a significant portion of its workforce.

Further, the Company, at this time, does not fully satisfy all of the American Stock Exchange guidelines for continued listing and, accordingly, there is no assurance that such listing will be continued by the American Stock Exchange.


Note 3 - Summary of Significant Accounting Policies

a) Marketable securities

   Marketable securities consist of equity securities which had an aggregate cost of approximately $1,996,446 at September 30, 1997. The marketable securities portfolio contains net unrealized gains of approximately $262,272, resulting in a net carrying amount of approximately $2,238,631 at December
   31, 1997. The unrealized gains are reported as a separate component of stockholders' equity. The Company's marketable securities portfolio is classified as "available for sale" securities.

          DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION AND SUBSIDIARY

Note 3 - Summary of Significant Accounting Policies - continued

a) Marketable securities - continued

   During the first quarter of Fiscal 1998, the Company reclassified its holdings in Millennia, Inc., consisting of approximately 730,627 shares at a historical cost of approximately $1,867,782, to its "available for sale" portfolio. These costs and related effects of unrealized holding gains are included in the amounts shown in the preceding paragraph.

b) Accounting principles adopted during the current period

   During the first quarter of Fiscal 1998, effective at the beginning of the quarter, the Company adopted Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". In accordance with the Standard, the Company adopted the policy of evaluating all qualifying assets as of the end of each reporting quarter. No adjustments for impairment were charged to operations during the first quarter of Fiscal 1998.


Note 4 - Inventory

Inventories are valued at the lower of cost or market using the first-in, first-out method of accounting. Inventory consists of the following components as of December 31, 1997 and June 30, 1997, respectively:

                                                    December 31,     June 30,
                                                       1997           1997
                                                    ------------  ------------
               Raw materials                        $  503,138      $1,164,970
               Work-in-process                          53,609         474,091
               Finished goods                          156,964          39,950
                                                    ----------      ----------

                                                    $  713,711      $2,921,173
                                                    ==========      ==========

Note 5 - Property and equipment

Property and equipment consists of the following at December 31, 1997 and June 30, 1997, respectively:

                                                    December 31,     June 30,
                                                        1997          1997
                                                   ------------    -----------
               Machinery and equipment             $ 9,907,950     $ 9,794,616
               Buildings and improvements                    -         332,440
               Leasehold improvements                1,554,384         973,608
               Computer equipment                      455,643         447,087
               Furniture and fixtures                  309,640         304,055
               Transportation equipment                260,154         269,966
                                                   -----------     -----------
                                                    12,487,771      12,121,772
               Accumulated depreciation             (6,766,807)     (6,371,138)
                                                    ----------     -----------
                                                     5,720,964       5,750,634
               Land                                         -           73,000
                                                   -----------     -----------

               Net property and equipment          $ 5,720,964     $ 5,823,634
                                                   ===========     ===========

          DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION AND SUBSIDIARY

Note 6 - Bank credits

Starting in November 1996, Bank One, Texas, N. A. (Bank) had extended, pursuant to its commitments in a loan agreement, various credits to the Company under a secured line of credit and a secured term loan, whereby the Bank was to provide up to $5.0 million of working capital on a revolving basis and up to $4.0 million to permit the relocation and expansion of the Company's business. These credits are secured by all of the Company's accounts receivable and inventory and substantially all of its other assets.

On August 21, 1997, the Bank notified the Company that it intended, 120 days after the notice, to stop making advances under the line of credit and to accelerate the maturity of the debt then owed. Although the Company continued to negotiate with the Bank with a goal of maintaining the availability of needed working capital under the line of credit, the Company determined that, as a result of the Bank's actions, it was in the Company's best interests to attempt to secure replacement financing from other sources.

On December 1, 1997, the Company announced that it had filed a lender liability lawsuit against the Bank in Dallas County, Texas resulting from the Bank's refusal to continue making advances under the line of credit and the Bank's failure to continue to negotiate in good faith. In this lawsuit, the Company alleges that the Bank's conduct constitutes breach of contract, fraud in the inducement, and several violations of the Bank's statutory duties of good faith and fair dealing, all of which have resulted in damages to the Company exceeding $5.0 million. This lawsuit is pending.

On December 12, 1997, the Company announced that it had been forced to curtail its video tape duplication operations and lay off most of its employees due to severe cash flow problems which had been caused by its inability to draw funds under the Bank line of credit.

On January 22, 1998, the Company announced that it had raised approximately $1.5 million from the sale of equipment on which the Bank had a lien and that the proceeds had been used to retire outstanding Bank debt, thereby reducing the amount owed to the Bank to approximately $2.0 million. As a result of the Bank's actions, the Company determined that its only course of action was to pay the Bank in full, thereby obtaining a release of the Bank's liens on its excess collateral. To accomplish this goal, the Company is pursuing a program of collecting accounts receivable and selling excess equipment which it believes will result in payment in full of the Bank debt in a short period of time.

While there are no on-going negotiations to seek replacement resources of financing at this time, after the Bank is paid in full, the Company will be able to reassess its situation and determine whether then to seek alternative financing in order to pay its trade creditors or pursue other arrangements to pay or compromise its debts. The Company continues to assess its future courses of action including the exploration of various business alternatives including the continuation of its video tape duplication business on a reduced scale or entering another line of business.

Note 7 - Litigation

The Company may from time to time be party to various legal actions arising during the ordinary course of its business. In addition, the Company is currently involved in the following litigation:

(a) On March 4, 1996, Richard Abrons, allegedly on behalf of the Company, and Adrian Jacoby, allegedly on behalf of an affiliate company, Millennia, Inc., formerly known as S.O.I. Industries, Inc. ("Millennia"), brought a purported shareholder derivative lawsuit against the Company's board of directors - Kevin
B. Halter, Kevin B. Halter, Jr., Gary C. Evans and James Smith - as well as Halter Capital Corporation and Securities Transfer Corporation. In addition, the Company and Millennia have been joined as "nominal defendants." In the lawsuit, the plaintiffs have alleged breaches of fiduciary duty, fraud, and violations of state securities laws. The plaintiffs seek unspecified actual and exemplary damages, a constructive trust against the assets of the defendants and an accounting of the affairs of the defendants with respect to their dealings with the Company and Millennia. In addition, the plaintiffs have requested a temporary injunction and the appointment of a receiver for the Company and Millennia.

          DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION AND SUBSIDIARY

Note 7 - Litigation - continued

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

All of the defendants have answered denying all of the material allegations and claims in the Petition, disputing the plaintiffs' contention that it is a proper shareholder derivative action, denying that the plaintiffs have the right to pursue this lawsuit on behalf of the Company and Millennia and are vigorously defending the lawsuit. In addition, the defendants have filed counterclaims against the plaintiffs and third party actions against Blake Beckham, Attorney at Law, Beckham & Thomas, L.L.P., Sanford Whitman, the former CFO of the Company and Jack D. Brown Jr., the former President of the Company, seeking damages in excess of $50 million. In its counterclaim, the Company has asserted that the filing of this lawsuit and the temporary restraining order the plaintiffs caused to be issued in the case resulted in damages to the Company.

A court hearing related to this case commenced on February 9, 1998 to ascertain if the Plaintiffs have met the legal requirements to file and pursue this case. This hearing is continuing as of the date of this filing. The Company continues to believe that the results of this lawsuit will not have any material impact on the operations or financial condition of the Company other than the expenditure of legal and professional fees, which are currently in excess of $600,000 in the aggregate, related to this specific matter.

(b) In February 1996, Convention Tapes International, Inc., a Florida corporation, filed a civil action in the Circuit Court of the 11th Judicial Circuit for Dade County, Florida, against Tapes Unlimited, Inc. and MagneTech Corporation for damages "in excess of $50,000" allegedly resulting from breach of contract and warranty, and fraudulent inducement and/or negligent misrepresentation on the part of Tapes Unlimited. MagneTech Corporation is the previous name of the Company, and Tapes Unlimited was an Orlando, Florida subsidiary of the Company from March 1994 until Tapes Unlimited was dissolved in October 1995. Tapes Unlimited ceased operations in June 1995. MagneTech Corporation is a named defendant against whom plaintiff asserts vicarious or successor liability for its alleged damages, claiming that Tapes Unlimited was the "alter ego" or "mere instrumentality" of MagneTech. Upon motion of the defendants, in July 1996 the civil action was transferred to the Circuit Court in Orange County, Florida, Case No. CI96-5851.

As best the Company has been able to determine, Tapes Unlimited, in February 1995, duplicated certain videotapes for the plaintiff from videotape masters provided by the plaintiff. The plaintiff has alleged that the videotape duplicates delivered by Tapes Unlimited contained, in part, extraneous and pornographic material which caused plaintiff to lose the business of a certain account, as well as the prospective business of other, unspecified persons. The plaintiff has since ceased doing business.

          DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION AND SUBSIDIARY

Note 7 - Litigation - continued

The Company currently has pending a motion to dismiss the matter and, therefore, has not filed a substantive response to plaintiff's complaint. Discovery and settlement discussions have commenced. Until the court rules on the Company's motion to dismiss, it is uncertain whether the Company must even defend the action. Even assuming that the motion to dismiss is denied, the validity or depth of the claim is unknown to the Company. Similarly, the probability of judgment, if any, and the potential range of monetary award thereon, cannot be evaluated until substantive, formal discovery is undertaken. Meanwhile, the Company intends to vigorously defend this matter, procedurally and substantively.

(c) In December 1997, Infiniti Cassettes, Inc. obtained a judgment against the Company on an open account arising from its sale of raw materials to the Company in the approximate amount of $625,000, plus interest and court costs. This case was filed in the Superior Court of the State of California, for the County of Los Angeles, Central District as Case No. BC180727. The parties have begun negotiations to settle this matter and the Company believes that it will be able to satisfy this judgment after the remainder of its secured indebtedness to Bank One, Texas, N. A. has been extinguished.

(d) Numerous other lawsuits have been filed against the Company by creditors alleging non-payment of open or unsecured accounts. These have been filed in various state courts located in Florida and Indiana where the Company has maintained offices and done business. The State of Florida has filed liens in Florida in an effort to collect sales tax assessments of approximately $300,000, which it alleges are due and payable. The Company is in the process of reviewing all pending litigation, as well as certain threatened claims for money which have been received, and will vigorously defend those in which it believes its creditors are trying to collect more than is rightfully owed. The Company believes that it will be able to satisfy all legitimate claims against it, arising out of accounts payable or unsecured indebtedness, after the remainder of its secured indebtedness to Bank One, Texas, N. A. has been extinguished.

(e) On December 1, 1997, the Company filed a lender liability lawsuit against Bank One, Texas, N. A. (Bank) in State District Court in Dallas County, Texas resulting from the Bank's refusal to continue making advances under the line of credit and the Bank's failure to continue to negotiate in good faith. In this lawsuit, the Company alleges that the Bank's conduct constitutes breach of contract, fraud in the inducement and several violations of the Bank's statutory duties of good faith and fair dealing, all of which have resulted in damages to the Company exceeding $5.0 million. This suit is pending, discovery has not yet begun and no trial date has been set.

It is unclear at this time whether or not any current or pending litigation will have a material adverse effect on the Company's business, its financial condition and the related future results of operations.


Note 7 - Common Stock Transactions

Effective December 9, 1997, the Company, with the approval of its stockholders, effected a one-for-ten reverse split of the issued and outstanding shares of the Company's common stock. The effect of this reverse split is reflected in the accompanying financial statements as if the reverse split had occurred on the first day of the earliest period presented.



                (Remainder of this page left blank intentionally)

          DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION AND SUBSIDIARY

Note 8 - Earnings per share

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128) to be effective for financial statements issued for periods ending after December 15, 1997, including interim periods. FAS 128 specifies new standards designed to improve the EPS information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS,
(b) eliminating the modified treasury stock method and the three percent materiality provision, and (c) revising the contingent share provisions and the supplemental EPS data requirements. FAS 128 also made a number of changes to former disclosure requirements. There has been no effect on the Company's presentation of basic earnings per share in the implementation of this standard. Due to the Company's net operating loss position, all outstanding stock options are considered anti-dilutive and no fully diluted earnings per share is presented.







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


(2)   Results of Operations

Overview

On August 21, 1997, the Company's lending institution, Bank One, Texas, N. A., notified the Company that the lending institution intended, 120 days subsequent to the notice, to stop making further advances on the Company's line of credit and accelerate the maturity of the debt then owed.

On December 1, 1997, the Company announced that it had filed a lender liability lawsuit in Dallas County, Texas against Bank One, Texas, N. A. (Bank) in connection with the Bank's commitment in November 1996 to lend up to approximately $9 million for working capital and funds needed to permit the relocation and expansion of the Company's business. In the lawsuit, the Company has alleged that the Bank's conduct constitutes breach of contract, fraud in the inducement and several violations of the Bank's statutory duties of good faith and fair dealings which have resulted in damages exceeding $5 million to the Company.

Funds to reduce the Bank debt are being generated from the collection of accounts receivable and the sale of video tape duplication equipment. The inability to draw upon the Bank credit facility has left the Company with few alternatives other than to retire the outstanding bank debt and allow the release of existing liens which cover virtually all of the Company's assets.

The Company anticipates having sufficient remaining equipment to continue its video tape duplication business on a reduced scale, if it so chooses, or it may enter another line of business.

As a result of these events, the Company effectively ceased all video tape duplication activities on December 31, 1997 and has laid off a significant portion of its workforce.

Further, the Company, at this time, does not fully satisfy all of the American Stock Exchange guidelines for continued listing and, accordingly, there is no assurance that such listing will be continued by the American Stock Exchange.

The Company continues to experience elevated general and administrative costs due to general overhead matters and legal and professional costs related to the stockholder derivative litigation. A court hearing related to this case commenced on February 9, 1998 to ascertain if the Plaintiffs have met the legal requirements to file and pursue this case. This hearing is continuing as of the date of this filing. The Company continues to believe that the results of this lawsuit will not have any material impact on the operations or financial condition of the Company other than the expenditure of legal and professional fees, which are currently in excess of $600,000 in the aggregate, related to this specific matter.

Results of operations

The  Company   experienced  a  decline  in  second  quarter  sales  volume  from approximately $8.8 million for the three months ended December 31, 1996 to approximately $1.2 million for the three months ended December 31, 1997. Further, the Company's revenues for the first six months of Fiscal 1998 were approximately $3.4 million as compared to approximately $15.8 million for the comparable period in Fiscal 1997. Several factors impacted this decline in sales including, but not limited to, management evaluation of the Company's customer base and elimination of inefficient and unprofitable accounts and the overall industry decline in product sales. Additionally, due to the lack of available funding on its existing credit facilities, the Company effectively ceased all video tape duplication operations, effective December 31, 1997. The full impact of this curtailment will be realized in future periods.

The industry consensus is that the overall industry sales activity during Calendar 1997 was significantly slower than expected. The Company has experienced severe cash flow problems caused by its inability to access its line of credit from its lending institution which will negatively impact its ability to solicit sales to customers during the last half of the Company's fiscal year ending June 30, 1998.

The Company incurred costs of sales of approximately $1.25 million and $3.24 million, respectively, for the three and six month periods ended December 31, 1997 as compared to approximately $7.09 million and $12.65 million for the comparable periods ended December 31, 1996. The primary component of these expenses are the Company's fixed costs related to its production facility in Indianapolis, Indiana and its former production facility in Ft. Lauderdale, Florida. These costs were approximately 106% and 95.6% of sales for the three and six months ended December 31, 1997 as compared to approximately 80.4% and 80.0% for the comparable periods ended December 31, 1996. Management continues to evaluate its fixed and variable costs in relation to sales activity to strive towards optimum efficiency and profitable operations. Further, the Company intends to continuing to reduce its inventory levels to achieve a better utilization of available resources.

Selling expenses decreased by approximately $305,000 and $494,000 for the three and six months ended December 31, 1997 from the comparable periods ended December 31, 1996. These costs continue to decline as a result of reduced business activity related to diminished cash flows as a direct result of the inability to access the Company's existing credit facilities.

General and administrative expenses continue to experience pressure from general corporate overhead and legal and professional fees. The Company incurred aggregate costs of approximately $362,000 and $1.3 million during the three and six month periods ended December 31, 1997, respectively. These costs were approximately $564,000 and $1.2 million for the comparable period ended December 31, 1996. A significant component of these expenses occurred during the July-September 1997 quarter as an effect of closing and relocating of the Ft. Lauderdale, Florida operations to the Indianapolis, Indiana facility. Management was of the opinion that the closing of the Ft. Lauderdale facility and the sale of the assets of its satellite uplink operation would significantly contribute to future cost savings for the Company.


(3)   Liquidity and capital requirements

During the first six months of Fiscal 1998, the Company experienced net cash provided by operations of approximately $1.583 million as compared to using net cash in operations of approximately $(224,000) during the same period of the preceding year. Included in this net cash flow into the Company was the collection, and affiliated reduction, of accounts receivable of approximately $930,000 and the reduction of inventories of approximately $965,000. The funds provided by these inflows were utilized to reduce accounts payable by approximately $569,000.

Further liquidity was provided by approximately $168,000 in proceeds from the sale of the satellite uplink equipment to an unrelated third party and approximately $500,000 in proceeds from the sale of the closed Ft. Lauderdale facility. These cash inflows were offset by purchases and upgrading of video duplication equipment and leaseholds at the Indianapolis facility of approximately $739,000.

The Company also utilized cash during the first half of Fiscal 1998 to reduce a book cash overdraft by approximately $137,000, to lower the outstanding balance on the Company's revolving line of credit of approximately $772,000 and to reduce the Company's long-term debt by approximately $224,000. Further, during January 1998, the Company utilized the proceeds from the sale of excess equipment and collection of trade accounts receivable to further reduce outstanding bank debt due to Bank One, Texas, N. A., as discussed in the accompanying notes to the consolidated financial statements.

Overall, the Company's available cash on hand decreased by approximately $225,000 from June 30, 1997 to December 31, 1997 with the net change relating principally to the overall increase in property and equipment at the Indianapolis facility as a result of relocating the Ft. Lauderdale operations.

The Company relocated and expanded the entire Indianapolis facility into a new 172,000 square foot building during Fiscal 1997. The Indianapolis plant opened in June 1997 with an increased operating capacity of approximately 20%. The new facility layout is designed to optimize process flow, to reduce product handling and to minimize the total cycle time of productions from order entry to delivery. As mentioned, the Company added approximately $739,000 in property and equipment during the first six months of Fiscal 1998. In the event that the Company continues its video tape duplication business, due to the capital intensive and high technology nature of this business line, certain levels of capital acquisitions for new duplication and production equipment and/or upgrades of existing equipment may be required to keep the Company competitive in the marketplace. Any such expenditures, if necessary, are proposed, at this time, to potentially be financed through operations and/or separate financing/leasing arrangements. There can be no assurances, however, that the Company will either continue its video tape duplication business or actually incur further capital expenditures. At this time, the Company has no plans to acquire or upgrade any equipment for the remainder of the fiscal year ending June 30, 1998.








                (Remainder of this page left blank intentionally)

Part II - Other Information

Item 1 - Legal Proceedings

     See the Notes to Consolidated Financial Statements

Item 2 - Changes in Securities

     None

Item 3 - Defaults on Senior Securities

     None

Item 4 - Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of Stockholders on November 25, 1997.

     All five of its current directors, Kevin B. Halter, Kevin B. Halter, Jr., Don R. Benton, Gary C. Evans and James Smith were re-elected with each receiving the favorable vote of more than 94% of the shares actually voted.

     The stockholders approved the planned one for ten reverse split of the Company's issued and outstanding common stock with 3,798,970 (or approximately 89%) voting in favor of this proposal and 430,448 (or approximately 10%) voting against this proposal. The reverse split was implemented and effective on December 9, 1997 thereby reducing the number of issued and outstanding shares of common stock to 745,568.

     The stockholders also ratified the appointment of Coopers & Lybrand, LLP as the Company's independent auditors for the year ending June 30, 1998.

Item 5 - Other Information

     None

Item 6 - Exhibits and Reports on Form 8-K

November 26, 1997   Announced  shareholder  approval  of a  one-for-ten  reverse split of the Company's common stock to be effective December
                    9, 1997.

January 6, 1998     Announced the dismissal of Coopers & Lybrand as  independent auditors for the Company and  announced the hiring of Hein +
                    Associates as replacements, effective January 12, 1998.









                (Remainder of this page left blank intentionally)

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION


February 13, 1997                              /s/ Kevin B. Halter
         --------                          -------------------------------------
                                                                 Kevin B. Halter
                                           Chairman and Chief Accounting Officer