Form 10QSB/A
period 1997-12-31
DIGITAL COMMUNICATIONS TECHNOLOGY CORP
filed 1998-02-17
CIK 743051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB/A

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


February 16, 1997                              /s/ Kevin B. Halter
         --------                          -------------------------------------
                                                                 Kevin B. Halter
                                           Chairman and Chief Accounting Officer