Form 10QSB/A
period 1997-12-31
DIGITAL COMMUNICATIONS TECHNOLOGY CORP
filed 1998-03-11
CIK 743051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A

--------------------------------------------------------------------------------


(Mark one)
   XX     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
------    ACT OF 1934


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


Note: The revisions contained herein relate to the correction of classification errors in various balance sheet accounts caused by clerical errors in the assembly of the consolidated financial statements. There was no effect on the results of operations or earnings per share as a result of these corrections.

Part 1 - Item 1 - Financial Statements


                  DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                       December 31, 1997 and June 30, 1997


                                                                           (Unaudited)      (Audited)
                                                                          December 31,       June 30,
               ASSETS                                                          1997            1997
               ------                                                    ------------    ------------
Current Assets
   Cash on hand and in bank                                              $      4,199    $    229,740
   Marketable securities                                                    2,238,631         657,562
   Accounts receivable
      Trade,  net of allowance for doubtful
      accounts of approximately $1,000,000, respectively                    2,285,097       3,219,433
      Other                                                                    91,333            --
      Recoverable income taxes                                                489,977         374,000
      Affiliate                                                               318,810          39,678
   Inventories                                                                713,711       1,679,011
   Prepaid expenses and other current assets                                     --           128,385
                                                                         ------------    ------------
         Total current assets                                               6,141,758       6,327,809
                                                                         ------------    ------------

Property and Equipment, net                                                 5,720,964       5,823,634
                                                                         ------------    ------------

Other Assets                                                                  169,989         193,859
                                                                         ------------    ------------

TOTAL ASSETS                                                             $ 12,032,711    $ 12,345,302
                                                                         ============    ============

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Revolving line of credit                                              $  1,713,709    $  2,485,346
   Current portion of long-term debt                                        1,564,728       1,564,728
   Cash overdraft                                                              37,529         174,616
   Accounts payable                                                         3,147,297       2,577,706
   Advances from shareholder                                                  117,824            --
   Accrued liabilities                                                        298,949         387,646
                                                                         ------------    ------------
         Total current liabilities                                          6,880,036       7,190,042
                                                                         ------------    ------------

Long-term Debt, net of current maturities                                     285,224         509,366
                                                                         ------------    ------------

Commitments and Contingencies

Stockholders' Equity
   Common stock - $0.002 par value.  25,000,000 shares authorized
      745,568 and 731,502 shares issued and outstanding, respectively           1,491           1,463
   Additional paid-in capital                                               8,605,572       8,511,509
   Accumulated deficit                                                     (4,001,884)     (2,417,237)
   Investment in Millennia, Inc.                                                 --        (1,529,157)
   Unrealized holding gain on marketable securities                           262,272          79,316
                                                                         ------------    ------------
         Total shareholders' equity                                         4,867,451       4,645,894
                                                                         ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $ 12,032,711    $ 12,345,302
                                                                         ============    ============


The accompanying notes are an integral part of these consolidated financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants.
                                                                              3


                  DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS Six
                and Three months ended December 31, 1997 and 1996
                                   (Unaudited)


                                             Six months    Six months       Three months    Three months
                                                 ended        ended             ended          ended
                                             December 31,  December 31,     December 31,    December 31,
                                                 1997          1996             1997            1996
Net sales                                  $  3,388,841    $ 15,814,416    $  1,182,983    $  8,794,479
                                           ------------    ------------    ------------    ------------

Costs and Expenses
   Cost of goods sold, exclusive
      of depreciation and amortization        3,243,868      12,650,843       1,250,060       7,073,707
   Selling expenses, exclusive
      of depreciation and amortization          146,754         641,160          29,679         335,282
   General and administrative expenses,
      exclusive of depreciation
      and amortization                        1,299,944       1,187,712         362,039         564,167
   Depreciation and amortization                730,101         720,409         363,600         375,168
                                           ------------    ------------    ------------    ------------
      Total costs and expenses                5,420,667      15,200,124       2,005,378       8,348,324
                                           ------------    ------------    ------------    ------------

Income (loss) from operations                (2,031,826)        614,292        (822,395)        446,155
                                           ------------    ------------    ------------    ------------

Other income (expense)
   Realized gains (losses) from
      sales of marketable securities           (173,130)         92,082            --            20,963
   Gain on sale of fixed assets                 557,227            --           427,182            --
   Other income (expense)                       177,730            --           (99,892)           --
   Interest expense                            (114,648)       (211,692)            681        (103,184)
                                           ------------    ------------    ------------    ------------

Income (loss) from continuing operations
   before provision for income taxes         (1,584,647)        494,682        (494,424)        363,934

Provision (benefit) for income taxes               --           192,742            --           127,411
                                           ------------    ------------    ------------    ------------

Income (loss) from continuing operations     (1,584,647)        301,940        (494,424)        236,523

Discontinued operations
   Gain from operations of
      discontinued business, net                   --            (4,685)           --            (4,935)
                                           ------------    ------------    ------------    ------------

Net income (loss)                          $ (1,584,647)   $    297,255    $   (494,424)   $    231,588
                                           ============    ============    ============    ============

Income (loss) per weighted-average share
   of common stock outstanding
      From continuing operations           $      (2.14)   $       0.48    $      (0.66)   $       0.36
      From discontinued operations                 --             (0.01)           --             (0.01)
                                           ------------    ------------    ------------    ------------
         Total                             $      (2.14)   $       0.47    $      (0.66)   $       0.35
                                           ============    ============    ============    ============

Weighted-average number of shares of
   common stock outstanding                     741,804         631,089         745,568         654,860
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


                                                               Six months     Six months
                                                                 ended          ended
                                                              December 31,   December 31,
                                                                 1997              1996
                                                              ------------   ------------
Cash Flows from Operating Activities
   Net income (loss)                                         $(1,584,647)   $    65,667
   Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating activities
         Depreciation and amortization                           730,101        355,251
         Gain on disposition of fixed assets                    (557,227)          --
         (Gain) Loss on sale of marketable securities            173,130        (71,119)
         Compensation settlement paid with common stock           94,091           --
         Provision for bad debts                                    --           18,777
         (Increase) decrease in:
            Accounts receivable                                  843,003     (1,675,716)
            Inventories                                          965,300        (58,262)
            Prepaid expenses and other                            36,278       (404,788)
         Increase (decrease) in:
            Accounts payable                                     569,591      1,178,809
            Accrued liabilities                                  (88,697)       (23,481)
            Deferred tax liability                                  --          390,415
                                                             -----------    -----------
Net cash provided by (used in) operating activities            1,180,923       (224,447)
                                                             -----------    -----------

Cash Flows from Investing Activities
   Cash received from or (advanced to) affiliates               (279,132)          (741)
   Cash used to purchase marketable securities                  (624,665)          --
   Cash received from sale of marketable securities              582,579        186,859
   Proceeds from sale of property and equipment                  668,047           --
   Purchases of property and equipment                          (738,251)      (556,512)
                                                             -----------    -----------
Net cash used in investing activities                           (391,422)      (370,394)
                                                             -----------    -----------

Cash Flows from Financing Activities
   Cash advances from shareholder                                117,824           --
   Reduction of cash overdraft                                  (137,087)          --
   Net long-term debt repayments                                (224,142)      (182,142)
   Net short-term borrowings (repayments)                       (771,637)       414,619
                                                             -----------    -----------
Net cash provided by (used in) financing activities           (1,015,042)       232,477
                                                             -----------    -----------

Increase (Decrease) in Cash and Cash Equivalents                (225,541)      (362,364)
Cash and cash equivalents at beginning of period                 229,740        615,037
                                                             -----------    -----------

Cash and cash equivalents at end of period                   $     4,199    $   252,673
                                                             ===========    ===========

Supplemental Disclosures of Interest and Income Taxes Paid
      Interest paid during the period                        $   114,648    $   110,638
                                                             ===========    ===========
      Income taxes paid (refunded)                           $   115,977    $      --
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


Note 4 - Inventory

Inventories are valued at the lower of cost or market using the first-in, first-out method of accounting. Inventory consists of the following components as of December 31, 1997 and June 30, 1997, respectively:

                                                   December 31,        June 30,
                                                      1997               1997
                                                   ------------     ------------
               Raw materials                       $503,138          $1,164,970
               Work-in-process                       53,609             474,091
               Finished goods                       156,964              39,950
                                                   --------          ----------

                                                   $713,711          $2,921,173
                                                   ========          ==========

Note 5 - Property and equipment

Property and equipment consists of the following at December 31, 1997 and June 30, 1997, respectively:

                                                   December 31,        June 30,
                                                      1997               1997
                                                   ------------     ------------
               Machinery and equipment             $ 9,907,950      $ 9,794,616
               Buildings and improvements                    -          332,440
               Leasehold improvements                1,554,384          973,608
               Computer equipment                      455,643          447,087
               Furniture and fixtures                  309,640          304,055
               Transportation equipment                260,154          269,966
                                                  ------------      -----------
                                                    12,487,771       12,121,772
               Accumulated depreciation             (6,766,807)      (6,371,138)
                                                  -----------       -----------
                                                     5,720,964        5,750,634
               Land                                          -           73,000
                                                  ------------      -----------

               Net property and equipment          $ 5,720,964      $ 5,823,634
                                                  ============      ===========

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

(c) In December 1997, Infiniti Cassettes, Inc. obtained a judgment against the Company on an open account arising from its sale of raw materials to the Company in the approximate amount of $792,000, plus interest and court costs. This case was filed in the Superior Court of the State of California, for the County of Los Angeles, Central District as Case No. BC180727. The parties have begun negotiations to settle this matter and the Company believes that it will be able to satisfy this judgment after the remainder of its secured indebtedness to Bank One, Texas, N. A. has been extinguished.

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







                (Remainder of this page left blank intentionally)

Part I - Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS

(1)   Caution Regarding Forward-Looking Information

This quarterly report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward- looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.


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


(3)   Liquidity and capital requirements

During the first six months of Fiscal 1998, the Company experienced net cash provided by operations of approximately $1.181 million as compared to using net cash in operations of approximately $(224,000) during the same period of the preceding year. Included in this net cash flow into the Company was the collection, and affiliated reduction, of accounts receivable of approximately $843,000 and the reduction of inventories of approximately $965,000. The funds provided by these inflows were utilized to reduce accounts payable by approximately $569,000.

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

                                   DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION


March  10, 1997                                    /s/ Kevin B. Halter
                                           -------------------------------------
                                                       Kevin B. Halter
                                           Chairman and Chief Accounting Officer