Form 10QSB
period 1998-03-31
DIGITAL COMMUNICATIONS TECHNOLOGY CORP
filed 1998-05-15
CIK 743051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
      XX   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----------
           ACT OF 1934

                  For the quarterly period ended March 31, 1998

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 15, 1998: 745,568

Transitional Small Business Disclosure Format (check one):    YES       NO X

                  DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION

                Form 10-QSB for the Quarter ended March 31, 1998

                                Table of Contents


                                                                           Page
Part I - Financial Information

  Item 1   Financial Statements                                              3

  Item 2   Management's Discussion and Analysis or Plan of Operation        13


Part II - Other Information

  Item 1   Legal Proceedings                                                15

  Item 2   Changes in Securities                                            15

  Item 3   Defaults Upon Senior Securities                                  15

  Item 4   Submission of Matters to a Vote of Security Holders              15

  Item 5   Other Information                                                15

  Item 6   Exhibits and Reports on Form 8-K                                 15


Part 1 - Item 1 - Financial Statements

                                   DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
                                                  AND SUBSIDIARY
                                            CONSOLIDATED BALANCE SHEETS
                                         March 31, 1998 and June 30, 1997
                                                                           (Unaudited)     (Audited)
                                                                            March 31,       June 30,
               ASSETS                                                          1998           1997
               ------                                                    --------------  ------------

Current Assets
   Cash on hand and in bank                                              $      3,126    $    229,740
   Marketable securities                                                      565,478         657,562
   Accounts receivable
      Trade,  net of allowance for doubtful accounts
      of approximately $ 1,792 and $1,000,000, respectively                   160,627       3,219,433
      Recoverable income taxes                                                   --           374,000
      Affiliate                                                               152,011          39,678
   Inventories                                                                   --         1,679,011
   Prepaid expenses and other current assets                                  104,974         128,385
                                                                         ------------    ------------
         Total current assets                                                 986,216       6,327,809
                                                                         ------------    ------------

Property and Equipment, net                                                   247,673       5,823,634
                                                                         ------------    ------------

Other Assets                                                                  162,363         193,859
                                                                         ------------    ------------

TOTAL ASSETS                                                               $1 396,252    $ 12,345,302
                                                                         ============    ============

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Revolving line of credit                                              $    436,631    $  2,485,346
   Current portion of long-term debt                                          246,994       1,564,728
   Cash overdraft                                                                --           174,616
   Accounts payable                                                         2,803,268       2,577,706
   Accrued liabilities                                                        931,588         387,646
                                                                         ------------    ------------
         Total current liabilities                                          4,418,481       7,190,042
                                                                         ------------    ------------

Long-term Debt, net of current maturities                                        --           509,366
                                                                         ------------    ------------

Commitments and Contingencies

Stockholders' Equity
   Common stock - $0.002 par value.  25,000,000 shares authorized
      745,568 and 731,502 shares issued and outstanding, respectively           1,491           1,463
   Additional paid-in capital                                               8,605,572       8,511,509
   Accumulated deficit                                                    (10,394,144)     (2,417,237)
   Investment in Millennia, Inc.                                                 --        (1,529,157)
   Unrealized holding loss on marketable securities                        (1,235,148)         79,316
                                                                         ------------    ------------
         Total shareholders' equity                                        (3,022,229)      4,645,894
                                                                         ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $  1,396,252    $ 12,345,302
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



                  DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               Nine and Three months ended March 31, 1998 and 1997
                                   (Unaudited)

                                            Nine months    Nine months     Three months    Three months
                                              ended           ended           ended            ended
                                             March 31,       March 31,       March 31,       March 31,
                                              1998             1997           1998             1997
                                           ------------    ------------    ------------    ------------


Net sales                                  $  3,415,560    $ 19,795,659    $     26,719    $  3,981,243
                                           ------------    ------------    ------------    ------------
Costs and Expenses
   Cost of goods sold, exclusive
      of depreciation and amortization        3,969,699      16,243,305         725,831       3,601,034
   Selling expenses, exclusive
      of depreciation and amortization          164,570         947,473          17,816         306,313
   General and administrative expenses,
      exclusive of depreciation
      and amortization                        2,404,247       1,803,528       1,104,303         615,816
   Depreciation and amortization                970,510       1,108,458         240,409         379,477
                                           ------------    ------------    ------------    ------------
      Total costs and expenses                7,509,026      20,102,764       2,088,359       4,902,640
                                           ------------    ------------    ------------    ------------

Income (loss) from operations                (4,093,466)       (307,105)     (2,061,640)       (921,397)
                                           ------------    ------------    ------------    ------------

Other income (expense)
   Realized gains (losses) from
      sales of marketable securities           (312,840)         99,536        (139,710)          7,454
   Gain (loss) on sale of fixed assets       (3,452,803)           --        (4,010,030)           --
   Other income (expense)                        (3,150)         (5,393)       (180,880)         (5,393)
   Interest expense                            (114,648)       (317,904)           --          (106,212)
                                           ------------    ------------    ------------    ------------

Income (loss) from continuing operations
   before provision for income taxes         (7,976,907)       (530,866)     (6,392,260)     (1,025,548)

Provision (benefit) for income taxes               --           (33,311)           --          (226,053)
                                           ------------    ------------    ------------    ------------

Income (loss) from continuing operations     (7,976,907)       (497,555)     (6,392,260)       (799,495)

Discontinued operations
   Gain from operations of
      discontinued business, net                   --            (1,722)           --             2,963
                                           ------------    ------------    ------------    ------------

Net income (loss)                          $ (7,976,907)   $   (499,277)   $ (6,392,260)   $   (796,532)
                                           ============    ============    ============    ============

Preferred dividends                                --           250,000            --              --
                                           ------------    ------------    ------------    ------------

Net income (loss) attributable
   to common stockholders                  $ (7,976,907)   $   (749,277)   $ (6,392,260)   $   (796,532)
                                           ============    ============    ============    ============

Income (loss) per weighted-average share
   of common stock outstanding
      From continuing operations           $     (10.73)   $      (1.16)   $      (8.57)   $      (1.13)
      From discontinued operations                 --             (0.00)           --             (0.00)
                                           ------------    ------------    ------------    ------------
         Total                             $     (10.73)   $      (1.16)   $      (8.57)   $      (1.13)
                                           ============    ============    ============    ============

Weighted-average number of shares of
   common stock outstanding                     743,378         646,198         745,568         704,050
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

                                   DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
                                                  AND SUBSIDIARY
                                  CONSOLIDATED   STATEMENTS   OF   COMPREHENSIVE
                                     INCOME Nine months ended March 31, 1998 and
                                     1997
                                                    (Unaudited)

                                                      Nine months    Nine months
                                                         ended         ended
                                                       March 31,      March 31,
                                                         1998           1997
                                                     -----------    ------------

Net Loss                                             $(7,976,907)   $  (749,277)

Other comprehensive income
   Unrealized loss on marketable securities           (1,314,464)      (209,457)
                                                     -----------    -----------

Other comprehensive income before income taxes        (9,291,371)      (958,734)

Income tax provision on other comprehensive income          --             --
                                                     -----------    -----------

Comprehensive income                                 $(9,291,371)   $  (958,734)
                                                     ===========    ===========




The accompanying notes are an integral part of these consolidated financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants.
                                                                               5



                  DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Nine months ended March 31, 1998 and 1997
                                   (Unaudited)

                                                              Nine months     Nine months
                                                                 ended           ended
                                                               March 31,      March 31,
                                                                 1998            1997
                                                             -----------    -------------

Cash Flows from Operating Activities
   Net income (loss)                                         $(7,976,907)   $  (499,277)
   Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating activities
         Depreciation and amortization                           970,510      1,108,458
         Gain (loss) on disposition of fixed assets            3,452,803           --
         (Gain) Loss on sale of marketable securities            312,840        (99,536)
         Compensation settlement paid with common stock           94,091           --
         Provision for bad debts                                    --          105,833
         (Increase) decrease in:
            Accounts receivable                                3,058,806       (661,183)
            Recoverable income taxes                             374,000           --
            Inventories                                        1,679,011        692,385
            Prepaid expenses and other                            54,907       (426,267)
         Increase (decrease) in:
            Accounts payable                                     225,562     (2,270,305)
            Accrued liabilities                                  543,942         56,690
            Deferred tax liability                                  --          260,456
                                                             -----------    -----------
Net cash provided by (used in) operating activities            2,789,565     (1,732,746)
                                                             -----------    -----------

Cash Flows from Investing Activities
   Cash received from or (advanced to) affiliates               (112,333)          (931)
   Cash used to purchase marketable securities                  (624,665)          --
   Cash received from sale of marketable securities              618,602        903,042
   Proceeds from sale of property and equipment                1,890,899           --
   Purchases of property and equipment                          (738,251)    (1,089,463)
                                                             -----------    -----------
Net cash used in investing activities                          1,034,252       (187,352)
                                                             -----------    -----------

Cash Flows from Financing Activities
   Cash advances from shareholder                                   --             --
   Decrease in cash overdraft                                   (174,616)          --
   Sale of common stock                                             --           32,378
   Net long-term debt repayments                              (1,827,100)      (224,792)
   Net short-term borrowings (repayments)                     (2,048,715)     1,272,170
                                                             -----------    -----------
Net cash provided by (used in) financing activities           (4,050,431)     1,079,756
                                                             -----------    -----------

Increase (Decrease) in Cash and Cash Equivalents                (226,614)      (840,342)
Cash and cash equivalents at beginning of period                 229,740        615,037
                                                             -----------    -----------

Cash and cash equivalents at end of period                   $     3,126    $  (225,305)
                                                             ===========    ===========

Supplemental Disclosures of Interest and Income Taxes Paid
      Interest paid during the period                        $   114,648    $   286,006
                                                             ===========    ===========
      Income taxes paid (refunded)                           $  (374,000)   $      --
                                                             ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants.
                                                                               6

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

DCT, a Delaware corporation, was incorporated on November 12, 1987 under the name MagneTech Corporation as a wholly-owned subsidiary of S.O.I. Industries, Inc. (now Millennia, Inc.). The Company's shareholders changed the name to Digital Communications Technology Corporation on April 29, 1994. DCT's Common Stock was traded on the American Stock Exchange from May 23, 1994 until April 27, 1998. As of December 31, 1997, Millennia, Inc. owned approximately 9.7% of the Company's issued and outstanding Common Stock.

Through December 31, 1997, DCT offered video tape reproduction services to entertainment companies and a wide range of industrial customers, including advertising agencies, direct selling organizations and educational groups throughout the United States and Canada. DCT purchased bulk quantities of videotape ("pancake") and empty video cassettes ("shells") for its reproduction business from several manufacturers at market prices in the United States and the Pacific Rim. The majority of the Company's video duplication equipment was manufactured by several major manufacturers in Japan and was purchased from domestic distributors. The Company purchased its materials and equipment from several major manufacturers and believed that the loss of any of its suppliers or manufacturers would not have an adverse material effect on the Company's business, financial condition and results of operations.

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

During the first quarter of 1998, funds to reduce the Bank debt were generated from the collection of accounts receivable and the sale of video tape duplication equipment and all of the Company's other tangible assets. The inability to draw upon the Bank credit facility left the Company with few alternatives other than to retire the outstanding bank debt and seek the release of existing liens in favor of the Bank, which cover all of the Company's assets.

As a result of these events, the Company effectively ceased all video tape duplication activities on December 31, 1997 and laid off a significant portion of its workforce. During the third quarter of Fiscal 1998, the Company exchanged various inventory and capital assets to various creditors in settlement of various litigation and open trade payables. Further, the Company has sold various capital assets with the net proceeds going directly to the Company's financial institution for settlement of outstanding debts.

Further, the Company has been delisted by the American Stock Exchange and currently has its common stock listed for trading on the NASDAQ Bulletin Board.

Note 3 - Summary of Significant Accounting Policies

a) Marketable securities

   Marketable securities consist of equity securities which had an aggregate cost of approximately $1,800,626 at March 31, 1998. The marketable securities portfolio contains net unrealized losses of approximately $1,235,148, resulting in a net carrying amount of approximately $565,478 at March 31, 1998. The unrealized losses are reported as a separate component of stockholders' equity. The Company's marketable securities portfolio is classified as "available for sale" securities.

   During the first quarter of Fiscal 1998, the Company reclassified its holdings in Millennia, Inc., then consisting of approximately 730,627 shares at a historical cost of approximately $1,867,782, to its "available for sale" portfolio. These costs and related effects of unrealized holding gains are included in the amounts shown in the preceding paragraph.

          DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION AND SUBSIDIARY

Note 3 - Summary of Significant Accounting Policies - continued

b) Accounting principles adopted during the current period

   During the first quarter of Fiscal 1998, effective at the beginning of the quarter, the Company adopted Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". In accordance with the Standard, the Company adopted the policy of evaluating all qualifying assets as of the end of each reporting quarter. No adjustments for impairment were charged to operations during each of the first three quarters of Fiscal 1998.


Note 4 - Inventory

Inventories are valued at the lower of cost or market using the first-in, first-out method of accounting. Inventory consists of the following components as of March 31, 1998 and June 30, 1997, respectively:

                                              March 31,         June 30,
                                                1998            1997
               Raw materials                  $    -           $1,164,970
               Work-in-process                     -              474,091
               Finished goods                      -               39,950
                                              -------          ----------


                                             $    -            $2,921,173
                                             ========          ==========
Note 5 - Property and equipment

Property and equipment consists of the following at March 31, 1998 and June 30, 1997, respectively:

                                               March 31,         June 30,
                                                 1998            1997
         Machinery and equipment              $     -      $  9,794,616
         Buildings and improvements                 -           332,440
         Leasehold improvements                     -           973,608
         Computer equipment                   455,643           447,087
         Furniture and fixtures               196,075           304,055
         Transportation equipment                   -           269,966
                                              -------      ------------
                                              651,718        12,121,772
         Accumulated depreciation            (404,045)       (6,371,138)
                                              -------         ---------
                                              247,673         5,750,634
         Land                                       -            73,000
                                             --------      ------------

         Net property and equipment          $247,673      $  5,823,634
                                             ========      ============

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

          DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION AND SUBSIDIARY

Note 6 - Bank credits - continued

On August 21, 1997, the Bank notified the Company that it intended, 120 days after the notice, to stop making advances under the line of credit and to accelerate the maturity of the debt then owed. Although the Company continued to negotiate with the Bank for several months with a goal of maintaining the availability of needed working capital under the line of credit, the Company determined that, as a result of the Bank's actions, it was in the Company's best interests to attempt to secure replacement financing from other sources.

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

On January 22, 1998, the Company announced that it had raised approximately $1.5 million from the sale of equipment on which the Bank had a lien and that the proceeds had been used to retire outstanding Bank debt, thereby reducing the amount owed to the Bank to approximately $2.0 million. As a result of the Bank's actions, the Company determined that its only course of action was to pay the Bank in full, thereby obtaining a release of the Bank's liens on its excess collateral. To accomplish this goal, the Company pursued a program of collecting accounts receivable and selling tangible assets in order to pay the Bank in full as quickly as possible. As of this filing, the Company still owes the Bank approximately $180,000.


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

          DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION AND SUBSIDIARY

Note 7 - Litigation - continued

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

The  Company  does not  believe  that the  results of this  lawsuit  will have a
material   impact  on  the  financial   condition  of  the  Company  beyond  its
expenditures for legal and professional fees.

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

(c) In March 1998, Infiniti Cassettes, Inc. obtained a judgment against the Company on an open account arising from its sale of raw materials to the Company in the approximate amount of $792,000, plus interest and court costs. This case was filed in the Superior Court of the State of California, for the County of Los Angeles, Central District as Case No. BC180727. This plaintiff has obtained title to 150,000 shares of the common stock of Millennia, Inc. which was pledged to secure this obligation.

          DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION AND SUBSIDIARY

Note 7 - Litigation - continued

(d) Numerous other lawsuits have been filed against the Company by creditors alleging non-payment of open or unsecured accounts. These have been filed in various state courts located in Florida and Indiana where the Company has maintained offices and done business. The State of Florida has filed liens in Florida in an effort to collect sales tax assessments of approximately $300,000, which it alleges are due and payable. The Company is in the process of reviewing all pending litigation, as well as certain threatened claims for money which have been received, and will vigorously defend those in which it believes its creditors are trying to collect more than is rightfully owed. The Company does not believe that it currently has any assets available to satisfy any of these judgments and obligations.

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


Note 8 - Common Stock Transactions

Effective December 9, 1997, the Company, with the approval of its stockholders, effected a one-for-ten reverse split of the issued and outstanding shares of the Company's common stock. The effect of this reverse split is reflected in the accompanying financial statements as if the reverse split had occurred on the first day of the earliest period presented.


Note 9 - Earnings per share

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

During the first quarter of 1998, funds to reduce the Bank debt are being generated from the collection of accounts receivable and the sale of video tape duplication equipment and all of the Company's other tangible assets. The inability to draw upon the Bank credit facility left the Company with few alternatives other than to retire the outstanding bank debt and seek the release of existing liens in favor of the Bank which cover all of the Company's assets.

As a result of these events, the Company effectively ceased all video tape duplication activities on December 31, 1997 and laid off a significant portion of its workforce. During the third quarter of Fiscal 1998, the Company exchanged various inventory and capital assets to various creditors in settlement of various litigation and open trade payables. Further, the Company has sold various capital assets with the net proceeds going directly to the Company's financial institution for settlement of outstanding debts. On March 26, 1998, a public auction was held in Indianapolis, Indiana at which virtually all of the Company's remaining tangible assets were sold. The net proceeds reduced the amount owed to the Bank to approximately $180,000 as of this filing.

Further, the Company has been delisted by the American Stock Exchange and currently has its common stock listed for trading on the NASDAQ Bulletin Board.

Results of operations

Due to the actions of Bank One, Texas, N. A., and the resultant cessation of operations, the Company realized net revenues of approximately $27,000 during the third quarter of Fiscal 1998 as compared to approximately $4.0 million for the comparable quarter of Fiscal 1997. Gross year to date revenues for Fiscal 1998 and 1997 were approximately $3.4 million and $19.8 million, respectively. Due to the lack of available funding on its existing credit facilities, the Company effectively ceased all video tape duplication operations, effective December 31, 1997. The full impact of this curtailment was realized in the current quarter, and by April 1, 1998, the Company ceased operations completely and terminated its few remaining employees.

The industry consensus is that the overall industry sales activity during Calendar 1997 was significantly slower than expected. The Company has experienced severe cash flow problems caused by its inability to access its line of credit from its lending institution which negatively impacted its ability to solicit sales to customers and forced the Company to cease operations.

The Company incurred costs of sales of approximately $966,000 and $4.9 million, respectively, for the three and nine month periods ended March 31, 1998 as compared to approximately $3.6 million and $16.2 million for the comparable periods ended March 31, 1997. The primary component of these expenses are the Company's fixed costs related to its production facility in Indianapolis, Indiana and its former production facility in Ft. Lauderdale, Florida. These costs during the third quarter of Fiscal 1998 relate to the abandonment of unsalable inventory that could not be liquidated due to the actions of Bank One, Texas, N. A. Had the Bank not taken the actions taken, this inventory would have been usable by the Company in its on-going operations.

Due to the cessation of videotape duplication efforts, the Company's selling expenses declined to approximately $18,000 for the quarter ended March 31, 1998. It is anticipated that the Company will incur only nominal selling expenses related to the operation of DCT-Internet Corporation, a wholly-owned subsidiary of the Company.

General and administrative expenses experienced pressure from general corporate overhead and legal and professional fees. The Company incurred aggregate costs of approximately $1.1 million and $2.4 million during the three and nine month periods ended March 31, 1998 and 1997, respectively. These costs were approximately $616,000 and $1.8 million for the comparable periods ended March 31, 1997. A component of these expenses occurred during the July- September 1997 quarter as an effect of closing and relocating of the Ft. Lauderdale, Florida operations to the Indianapolis, Indiana facility. Management was of the opinion that the closing of the Ft. Lauderdale facility and the sale of the assets of its satellite uplink operation would significantly contribute to future cost savings for the Company. Additionally, the actions of Bank One, Texas, N. A. caused increased legal, appraisal and liquidation expenses to the Company. It is anticipated that these expense items will continue into future periods until the litigation associated with the Bank's actions are completed.

The blanket lien held by Bank One, Texas, N. A. caused the Company into a forced liquidation of various assets and settlement of open accounts receivable and settlement of open accounts payable. As this situation was an involuntary action by the Company, the Company was unable to control the orderly and systematic liquidation of these items and, accordingly, did not receive the highest value for all of the items disposed. Accordingly, the Company experienced a net loss on the disposition of assets of approximately $(3.4) million for the nine month period ended March 31, 1998 and approximately $(4.0) million during the third quarter of Fiscal 1998.

The Company experienced a year-to-date net loss per share of approximately $(10.73) per weighted-average share outstanding as of March 31, 1998 as compared to a net loss per share of approximately $(1.16) per weighted-average share. The effect of the forced liquidation of various assets contributed approximately $(4.64) per share for Fiscal 1998.

(3)   Liquidity and capital requirements

During the first nine months of Fiscal 1998, the Company experienced net cash provided by operations of approximately $2.79 million as compared to using net cash in operations of approximately $(1.72) during the same period of the preceding year. Included in this net cash flow into the Company was the collection, and affiliated reduction, of accounts receivable of approximately $3 million and the reduction of inventories of approximately $1.7 million. The funds provided by these inflows were directly collected by Bank One, Texas, N.
A. and were applied against the outstanding balances on loans payable to the Bank.

Further liquidity was provided by approximately $1.9 million in proceeds from the sale various fixed assets including the sale of satellite uplink equipment and the sale of the closed Ft. Lauderdale facility. These cash inflows were offset by purchases and upgrading of video duplication equipment and leaseholds at the Indianapolis facility of approximately $739,000, during the first quarter of Fiscal 1998. Any residual amounts were collected by Bank One, Texas, N. A. and were applied against the outstanding balances on loans payable to the Bank. The net proceeds from the sale of assets and the funds generated from operating activities reduced the Company's aggregate outstanding bank debt by approximately $3.875 million.

The Company relocated and expanded the entire Indianapolis facility into a new 172,000 square foot building during Fiscal 1997. The Indianapolis plant opened in June 1997 with an increased operating capacity of approximately 20%. The new facility layout was designed to optimize process flow, to reduce product handling and to minimize the total cycle time of productions from order entry to delivery. The Company added approximately $739,000 in property and equipment during the first six months of Fiscal 1998. On April 6, 1998, the Company was evicted from this facility by the landlord and ownership of all leasehold improvements passed to the landlord which has filed suit to attempt to recover more than $400,000 which the landlord alleges is currently due to it.


Part II - Other Information

Item 1 - Legal Proceedings

   See the Notes to Consolidated Financial Statements

Item 2 - Changes in Securities

   None

Item 3 - Defaults on Senior Securities

   None

Item 4 - Submission of Matters to a Vote of Security Holders

   None

Item 5 - Other Information

   None

Item 6 - Exhibits and Reports on Form 8-K

a)    Exhibits

         None

b)    Reports on Form 8-K

         None




                (Remainder of this page left blank intentionally)

                                                    SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION


May    15   , 1998                       /s/ Kevin B. Halter
    --------                      ----------------------------------------------
                                                                 Kevin B. Halter
                                           Chairman and Chief Accounting Officer